Form 10-Q
period 1996-09-30
PLYMOUTH COMMERCIAL MORTGAGE FUND
filed 1997-01-15
CIK 1022105

    As filed with the Securities and Exchange Commission on January 15, 1997

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

         [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For quarterly period ended September 30, 1996

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ___________ to _________________

                        Commission File Number:  0-21443

                       PLYMOUTH COMMERCIAL MORTGAGE FUND
             (Exact name of registrant as specified in its charter)

           Delaware                                         74-6439983
(State or other jurisdiction or             (I.R.S. Employer Identification No.)
   incorporation or organization)

                         c/o Greystone Advisers, Inc.,
                         13333 Blanco Road, Suite 314,
                         San Antonio, Texas 78216-7756
          (Address of principal executive offices, including zip code)

                                  210-493-3971
              (Registrant's telephone number, including area code)

                                 Not Applicable
  (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          [   ]   Yes      [ X ]   No


As of January 15, 1997, 921,627 of the registrant's common shares of beneficial interest, no par value, were outstanding.

PART I - FINANCIAL INFORMATION

                       PLYMOUTH COMMERCIAL MORTGAGE FUND
                      Statement of Assets and Liabilities
                               September 30, 1996
                                  (unaudited)



                                       Assets
                                       ------
 Cash                                                                                      $     36,650
 Accounts Receivable                                                                                210
 Investments in securities at value, cost of $2,716,515                                       3,490,500
 Investments in affiliates                                                                          500
 Other Assets                                                                                   111,800
                                                                                          -------------
 Total Assets                                                                              $  3,639,660
                                                                                          =============



                                    Liabilities
                                    -----------
 Accounts Payable                                                                          $     67,624
 Escrow Funds                                                                                    14,414
 Indebtedness                                                                                 1,229,871
                                                                                          -------------
 Total Liabilities                                                                            1,311,909



                                     Net Assets
                                     ----------
 Common shares of beneficial interest, no par value, 1,750,000 shares                         1,690,621
 authorized, 221,627 shares issued and outstanding
 Accumulated undistributed income                                                              (136,856)
 Unrealized gain on investments                                                                 773,985
                                                                                          -------------
 Total Net Assets                                                                             2,327,751


 Total Liabilities & Net Assets                                                            $  3,639,660
                                                                                          =============





The accompanying notes are an integral part of these financial statements.

                       PLYMOUTH COMMERCIAL MORTGAGE FUND
                            Statement of Operations
         for the period of September 27, 1996 (inception of operations)
                             to September 30, 1996
                                  (unaudited)



 Income:
 Investment Income:
  Interest                                                                                    $           -
  Other Investment Income                                                                                 -
                                                                                             --------------
 Total Investment Income                                                                                  -

 Expenses:
  Operating Expenses                                                                                136,856
  Management Fees                                                                                         -
                                                                                             --------------
 Total Expenses                                                                                     136,856

 Net Investment Income                                                                        $    (136,856)

 Gain on sale of investments                                                                              -
 Unrealized gain (loss) on investments                                                              773,985

 Net increase (decrease) in net assets resulting from operations                              $     637,129
                                                                                             ==============








The accompanying notes are an integral part of these financial statements.

                       PLYMOUTH COMMERCIAL MORTGAGE FUND
                       Statement of Changes in Net Assets
         for the period of September 27, 1996 (inception of operations)
                             to September 30, 1996
                                  (unaudited)


 Operations before distributions:
  Net Investment Income                                                                 $     (136,856)
  Net realized gain on investments                                                                   -
  Net unrealized gain on investments                                                           773,985
                                                                                        --------------
 Increase in net assets from operations before distributions                            $      637,129

 Distributions from:
  Undistributed net investment income                                                   $            -
  Undistributed net realized gain on investments                                                     -
  Unrealized appreciation of investments                                                             -
                                                                                        --------------
 (Decrease) in net assets from distributions                                            $            -

 Capital share transactions                                                                  1,690,621
                                                                                        --------------
 Total Increase in net assets                                                                2,327,751
                                                                                        ==============

 Net assets, beginning of period                                                        $            -
 Net assets, end of period                                                                   2,327,751




 Per Share Data
 Investment income                                                                      $            -
 Expenses                                                                                         0.62
                                                                                        ---------------
 Investment income-net                                                                           (0.62)

 Distributions from investment income:                                                               -

 Net realized and unrealized gain (loss) on securities                                            3.49
 Distributions from realized gains on securities                                                     -
 Capital share transactions                                                                       7.63
                                                                                       ---------------
 Net increase (decrease) in net asset value                                                      10.50

 Net asset value:

 Inception                                                                                           -
 End of period                                                                          $        10.50

 Ratios:
 Ratio of expenses to average net assets (%)                                                     5.88%
 Ratio of investment income-net to average assets (%)                                            0.00%





The accompanying notes are an integral part of these financial statements.

                       PLYMOUTH COMMERCIAL MORTGAGE FUND
                             Statement of Cashflows
         for the period of September 27, 1996 (inception of operations)
                             to September 30, 1996
                                  (unaudited)



 Cash flows from operating activities:
 Increase in net assets from operations before distributions                              $    637,129

 Adjustments to reconcile increase in net assets from operations before distributions to net cash provided by operating activities:

  Depreciation and amortization
  (Increase) decrease in net realized and unrealized gain                                     (773,985)
  on investments
  (Increase) decrease in investments in affiliates                                                (500)
  (Increase) decrease in receivables                                                              (210)
  (Increase) decrease in other assets                                                         (111,800)
  Decrease (increase) in current liabilities                                                    82,038
  Deferred income taxes                                                                              -
                                                                                          -------------
 Net cash provided by operating activities                                                    (167,328)

 Cash flows from investing activities:
  Purchases of securities                                                                   (2,716,515)
  Maturities of securities                                                                           -
                                                                                          -------------
 Net cash used by investing activities                                                      (2,716,515)

 Cash flows from financing activities:
  Increase (decrease) in indebtedness                                                        1,229,871
  Increase from issuance of equity                                                           1,690,621
  Distributions from undistributed net investment income                                             -
  Distributions from undistributed net realized gain on investments                                  -
                                                                                          ------------
 Net cash provided (used) by financing activities                                            2,920,492


 Net increase (decrease) in cash and cash equivalents                                     $     36,650
                                                                                          ============

 Cash and cash equivalents at beginning of period                                         $          -
 Cash and cash equivalents at end of period                                               $     36,650





The accompanying notes are an integral part of these financial statements.

                      PLYMOUTH COMMERCIAL MORTGAGE FUND
                  Notes to Financial Statements (unaudited)


1. ORGANIZATION AND BUSINESS PURPOSE

    Plymouth Commercial Mortgage Fund, a Delaware business trust, (the
"Fund") was organized on August 23, 1996 and had commenced operations on September 27, 1996. The Fund seeks to achieve a high level of current income. To achieve this objective, the Fund purchases impaired loans typically secured by commercial real estate. The Fund has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended ("1940 Act").


2.  SIGNIFICANT ACCOUNTING POLICIES

    A. Basis of Presentation - The financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 6 of Regulation S-X. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Fund believes that the disclosures are adequate for a fair presentation. The information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the Fund, necessary for a fair presentation of the results of operations for the interim periods.

    B. Security valuation - There is no ready market for the Fund's impaired loans. The value for such loans is determined by the Board of Trustees on at least a quarterly basis. Consistent with generally accepted accounting principles, the Company's temporary investments are valued at either their then current market price or their amortized cost which within a relatively short period is assumed to approximate market value.

    C. Federal Income Taxes - The Fund intends to elect the special income tax treatment available to "regulated investment companies" under Subchapter M of the Internal Revenue Code. If the Fund qualifies as a regulated investment company and distributes to shareholders annually in a timely manner at least 90% of its "investment company taxable income," as defined by the Code (i.e., net investment income, including accrued discount, and net short-term capital gain), it will not be subject to federal income tax on the portion of its taxable investment income and net capital gain distributed to shareholders as required under the Code. In addition, if the Fund distributes in a timely manner 98% of its net capital gain income for each one-year period, and distributes 98% of its investment company taxable income for each calendar year (as well as any income not distributed in prior years), it will not be subject to the 4% nondeductible federal excise tax imposed with respect to certain undistributed income of regulated investment companies.

    D. Distributions to Shareholders - Dividends to shareholders are recorded on the payment date. The Fund declared no dividend for the quarter ended September 30, 1996.

    E. Other - The Fund follows industry practice and records security transactions on the trade date. Principal and interest payments due on notes held by the Fund are recognized on the date received. Interest income is typically not accrued because of the impaired nature of the Fund's loan portfolio. Dividend income is recognized on the ex-dividend date.


3.  INVESTMENT ADVISORY AGREEMENT

    The Fund has to entered into an Investment Advisory Agreement (the "Agreement") with Emerald Advisers, Inc., a Delaware corporation, a registered investment adviser, (the "Adviser"), under the Investment Advisers Act of 1940 (the "Adviser's Act"), as amended. (As of October 28, 1996, the

Adviser changed its name from Emerald Advisers, Inc. to Greystone Advisers, Inc. No change in the Adviser's operations was made in conjunction with the name change.) Unless terminated as described, the Agreement remains in effect until September 22, 1998. Thereafter it will need to be specifically approved at least annually by the Board of Trustees, including a majority of its members casting their votes in person who are not "interested persons" of the Fund (as defined by the 1940 Act) at a meeting called for the purpose of voting on such approval or by "vote of a majority of the outstanding voting securities" of the Fund. The Agreement can be terminated by the Fund at any time, without payment of any penalty, on sixty day's written notice to the Adviser if the decision to terminate has been made by the Board of Trustees or by "vote of a majority of the outstanding voting securities" of the Fund. The Agreement will terminate automatically in the event of its assignment.

         Under the Agreement, the Adviser will manage the investments of the Fund, subject to the supervision and control of the Fund's Board of Trustees. Specifically, the Adviser will identify, evaluate, structure, close and monitor the investments made by the Fund.

         The Adviser will be required to pay all expenses incurred by it in rendering its services. Generally, these expenses include the cost of office space, telephone service, equipment and personnel required to perform its obligations under the Agreement. The Fund will be required to pay its operating expenses and reimburse the Adviser promptly for expenses which the Adviser may pay on the Fund's behalf, except those specifically required to be borne by the Adviser under the Agreement. Without limitation, such expenses will include: all expenses of any offering and sale by the Fund of its shares; the fees and disbursements of the Fund's counsel, accountants, and custodian; fees and expenses incurred in producing and effecting filings with federal and state securities administrators; costs of the Fund's periodic reports to and other communications with the Fund's shareholders; fees and expenses of members of the Fund's Board of Trustees who are not directors, officers or employees of the Adviser; premiums for the fidelity bond maintained by the Fund; all costs related to portfolio investments, including without limitation financing costs, legal and accounting fees, expenses related to protecting or maintaining the value of the loan portfolio or its underlying collateral, and other professional or technical fees and expenses (e.g., credit reports, title searches and delivery charges, property taxes, insurance premiums, long-distance telephone charges, costs of specialized consultants such as accountants or industry-specific technical experts, and travel expenses) incurred in acquiring, monitoring, negotiating, working-out, and effecting disposition of such investments, as well as responding to any litigation arising therefrom; and all expenses related to any borrowings by the Fund.

         During the term of this Agreement, the Fund will pay to the Adviser, on the 15th day of each month: (a) a fee calculated at an effective annual rate of 5.94% of the Fund's invested assets as of the end of the previous month; and
(b) a fee calculated at an effective annual rate of 0.48% of the Fund's cash and short-term investments as of the end of the previous month. For purposes of calculating the fee to be paid on a monthly basis, "invested assets" means the asset value as determined by the Board as of the end of the previous fiscal quarter minus cash, short-term investments, intangible assets, and the amount of collections applied to the carrying value of the loan portfolio since the end of the previous quarter, plus the cost of loans purchased and capitalized advances to protect portfolio investments or underlying collateral since the end of the previous quarter.


4.     INVESTMENTS

         The Fund invests primarily in impaired loans of companies that qualify as "eligible portfolio companies" as defined in Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in
Section 55(a)(1) through (6). These loans are carried on the Statement of Assets and Liabilities as of September 30, 1996, at fair value, as determined in good faith by the Fund's Board of Trustees.

         These loans typically are offered at auction in packages of multiple loans. Sellers include entities such as the Federal Deposit Insurance Corporation ("FDIC"), banks, savings and loans, insurance companies and other financial institutions. The Fund's investments in loan packages will be directed by the Adviser. The Fund holds its real estate assets in a wholly-owned subsidiary as required in the agreement establishing its senior credit facility.

         Generally, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement unless the borrower receives material assistance. While several types of impaired loans are available for purchase, the Fund's portfolio will be concentrated in impaired loans secured by commercial real estate. For both financial and regulatory reasons, commercial banks, either directly or indirectly through the FDIC, make these loans available for sale in packages with prices that are typically more than $1 million per package. Quite often the sale of impaired loans in this market offers creditors the only alternative to foreclosure.


5.   INDEBTEDNESS

         As of September 30, 1996, the Fund had indebtedness of $1,229,871. The Fund owed $250,000 to SouthWest Federated Holding Company, Inc. which was repaid on December 27, 1996 with the proceeds of the Fund's equity offering (see "Subsequent Events").

         A total of $979,871 was due from SWF 1995 Limited Partnership, a Texas limited partnership, in the form of a bank line of credit ($379,871) and subordinated debt due to six individuals ($600,000). The debt was assumed by the Fund as a result of the acquisition of the partnership on September 27, 1996. The debt was initially repaid with proceeds advanced on a bank line of credit established by the Fund and was subsequently repaid with the proceeds of the Fund's equity offering (see "Subsequent Events").


6.   SUBSEQUENT EVENTS

         On December 26, 1996 the Fund completed an best-efforts private offering for $7,000,000 at the Fund's net asset value per share (determined to be $10.00 on December 13, 1996 by the Fund's Board of Trustees). Of the proceeds, $426,000 was used for underwriting fees and $904,557 was used to repay debt. The remaining proceeds which are to be invested in impaired loans were temporarily invested in government securities and other short-term high quality investments maturing in less one year.

         On December 13, 1996 the Fund's Board of Trustees approved a distribution of $69,500.50 that was paid on December 19, 1996 to shareholders of record on December 15, 1996. The distribution represented a partial distribution of the Fund's unrealized gain on its investment portfolio.

         On December 13, 1996, the Fund's Board of Trustees also approved the distribution of the amount of federally taxable net investment income not already distributed to be paid on or before January 20, 1997 to shareholders of record on December 31, 1996.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(1) Material Changes in Financial Condition
    The Fund began operations on September 27, 1996 with the acquisition of all the assets of SWF 1995 Limited Partnership, a Texas limited partnership("SWF-95"). In acquiring the assets, the Fund purchased all of the outstanding partnership interests for a total of 221,577 newly issued common shares of beneficial interest ("Shares") and $123,200 in cash. SWF-95 was subsequently dissolved.

(2) Material Changes in the Results of Operations
    The Fund is a newly formed business development company and has had no other operations during the period ended September 30, 1996.


PART II - OTHER INFORMATION

1.  LEGAL PROCEEDINGS
    None.

2.  CHANGES IN SECURITIES
    (a)  None.
    (b)  None.

3.  DEFAULTS UPON SENIOR SECURITIES
    (a)  None.
    (b)  None.

4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    On September 13, 1996, the Fund's sole shareholder, Robert R. Swendson, approved the following matters:
    a. The election to the Fund's Board of Trustees of Dr. Ronald K. Calgaard and Mr. James R. Clifton,
    b.   The proposed exchange offer with SWF 1995 Limited Partnership, and
    c. The advisory agreement between the Fund and Emerald Advisers, Inc. (The name, Emerald Advisers, Inc. was subsequently changed to Greystone Advisers, Inc. No changes in the Adviser's operations were made.)

5.  OTHER INFORMATION
    On December 26, 1996 the Fund completed an best-efforts private offering for $7,000,000 at the Fund's net asset value per share (determined to be $10.00 on December 13, 1996 by the Fund's Board of Trustees). Of the proceeds, $426,000 was used for underwriting fees and $904,557 was used to repay debt. The remaining proceeds which are to be invested in impaired were temporarily invested in government securities and other short term high quality investments maturing in less one year.

    6.   EXHIBITS AND REPORTS ON FORM 8-K
    (a) EXHIBITS-
             (2)Plan of acquisition, reorganization, arrangement, liquidation or succession: (None)

             (3)(i) (A)Certificate of Trust of the registrant, as filed August 23, 1996(1)




-----------------------
(1) Incorporated herein by reference from the registrant's initial registration statement on Form 10 (File No. 0-21443), as filed with the Commission on September 27, 1996.

            (B)Declaration of Trust of the registrant, dated August 23, 1996(1)

            (3)(ii)Bylaws of the registrant, dated September 3, 1996(1)

       (4) (A)Loan Agreement between Comerica Bank-Texas and the registrant, dated September 27, 1996(2)
            (B)Agreement to furnish to the Commission upon request a copy of Subordinated Note Agreement between the registrant and SouthWest Holding Company, Inc., dated September 27, 1996(2)

       (10) (A)Investment Advisory Agreement by and between the registrant and Emerald Advisers, Inc. (former name of Greystone Advisers, Inc.), dated September 22, 1996(2)
            (B)Custodial Agreement by and between Comerica Bank-Texas and the registrant, dated September 27, 1996(2)

       (15)Letter re unaudited interim financial information: (None)

       (18)Letter re change in accounting principles: (None)

       (19)Report furnished to security holders: (None)

       (22)Published report regarding matters submitted to vote of security holders: (None)

       (23)Consents of experts and counsel: (None)

       (24)Power of attorney: (None)

       (27)Financial Data Schedule (3)*


     (b) REPORTS ON FORM 8-K- None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           PLYMOUTH COMMERCIAL MORTGAGE FUND

January 15, 1997           /s/ Robert R. Swendson                     .
                           ----------------------------------------------
                           Robert R. Swendson, President and
                           Chief Executive Officer


January 15, 1997           /s/ John C. Mosher                         .
                           ---------------------------------------------
                           John C. Mosher, Vice President and
                           Chief Financial Officer (Principal Financial Officer)




--------------------------
(2) Incorporated herein by reference from amendment #1 of the registrant's initial registration statement on Form 10 (File No. 0-21443), as filed with the Commission on January 15, 1997.
(3) Filed herewith.