Form 10-K
period 1996-12-31
PLYMOUTH COMMERCIAL MORTGAGE FUND
filed 1997-03-31
CIK 1022105

     As filed with the Securities and Exchange Commission on March 31, 1997

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996

              [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15
                     OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from             to
                                       -----------    -----------------

                        Commission File Number:  0-21443

                       PLYMOUTH COMMERCIAL MORTGAGE FUND
             (Exact name of registrant as specified in its charter)

                DELAWARE                                         74-6439983
     (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

      C/O GREYSTONE ADVISERS, INC.,
      13333 BLANCO ROAD, SUITE 314,
           SAN ANTONIO, TEXAS                                    78216-7756
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:
                                                     210-493-3971

Securities registered pursuant to Section 12(b) of the Act:

 Title of Each Class                  Name of each exchange on which registered
       (NONE)                                      (NOT APPLICABLE)

Securities registered pursuant to Section 12(g) of the Act:

                  SHARES OF BENEFICIAL INTEREST, NO PAR VALUE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [ X ]   Yes  [  ]   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K. [   ]

There is currently no market for the registrant's shares of beneficial interest. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1997, was $8,453,800, based upon the price at which the stock was sold. The number of shares outstanding on March 31, 1997 was 921,627.

Documents Incorporated by Reference: Part III incorporates portions of the registrant's definitive proxy statement to be filed on or about April 3, 1997.

                                     PART I

ITEM 1.          BUSINESS.
--------------------------------------------------------------------------------

                                  THE COMPANY
ORGANIZATION


         Plymouth Commercial Mortgage Fund (the "Company" or "Plymouth") is a closed-end management investment company that was organized as a Delaware business trust on August 23, 1996. The Company has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company may not change the nature of its business so as to cease to be a BDC unless authorized by "the vote of a majority of its outstanding voting securities" as defined in the 1940 Act.

         Plymouth began operating on September 27, 1996 by acquiring all of the interests of SWF 1995 Limited Partnership, a Texas limited partnership ("SWF-95"), through an offer made to SWF-95's investors to exchange their equity and subordinated debt interests for cash or equity in Plymouth. After consummating this transaction, Plymouth's net asset value was $2,246,456 and the Company had issued and outstanding 221,627 common shares of beneficial interest ("Shares"). SWF-95 was subsequently dissolved. Its assets are now held directly either by the Company or by Plymouth REO, Inc., a Delaware corporation and a wholly owned subsidiary of Plymouth. The Company successfully closed an offering of additional Shares on December 26, 1996, raising a gross amount, before offering costs, of $7,000,000 cash. After the offering a total of 921,627 Shares were issued and outstanding.


BUSINESS

         The Company's investment objective is to achieve a high level of current income and capital gains by acquiring, restructuring and collecting "impaired loans" primarily made to small businesses and secured by commercial real estate. Except for short periods of time in which Plymouth is investing newly acquired capital, the Company expects to maintain at least 65% of the value of its total assets invested in impaired commercial mortgages. Plymouth cannot change its investment objective without the approval of the board of trustees or unless authorized by "the vote of a majority of its outstanding voting securities" as defined in the 1940 Act.

         A loan is generally considered impaired when, based on current information and events, it is probable that a creditor will not be able to collect all amounts due according to the contractual terms of the loan. While different types of impaired loans are available for purchase, Plymouth concentrates on purchasing loans secured by commercial real estate. These loans are typically offered to buyers by financial institutions and intermediaries in packages containing multiple loans where the cost can exceed $1 million per package. Quite often this market for impaired loans offers the only alternative to foreclosure for banks offering the loans for sale.
Plymouth purchases the loan packages for an amount less than the contractual principal and interest balance. The Company then attempts to recover more than it paid for the loans through several resolution strategies including revising the payment terms, encouraging the borrower to refinance the loan by offering to forgive indebtedness, selling loans to third parties, or foreclosing on the loan's collateral and selling it (collectively, "resolve"). The Company does not typically hold loans until maturity. Instead, it focuses on maximizing its rate of return per loan and may hold an individual loan for only a short period of time. Typically an entire loan package can be resolved within 18 months of purchase.

         Once a loan package is purchased, Plymouth contacts the borrowers to begin the collection process. If a borrower is able to repay or refinance the loan, then a payoff amount is negotiated that may represent a discount to the contractual outstanding loan balance but which is typically more than Plymouth paid for the loan. Alternatively, if the borrower is not able to immediately repay the reduced amount, Plymouth will attempt to restructure the loan in such a way that the borrower can begin making monthly payments of principal and interest. Once a loan is restructured and the borrower has established a history of regular payments, the Company will assist the borrower to find permanent financing or will sell the loan to a third party. In the event repayment or restructuring of the loan is not possible, Plymouth employs all means legally available, including action against the borrowers and foreclosing and selling a loan's collateral, to maximize its return on investment.

MANAGERIAL ASSISTANCE

         The 1940 Act requires a BDC to generally "make available significant managerial assistance" to the issuers of such securities as a BDC may invest in. In this regard, the 1940 Act defines "making available significant managerial assistance" as "any arrangement whereby a [BDC], through its directors, officers, employees, or general partners, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company."

         Upon acquiring each newly purchased note, Plymouth contacts the management of the small business and offers assistance that, among other things, includes restructuring the loan to meet the borrower's ability to pay, analyzing a borrower's financial statements, and helping the borrower locate a third-party lender and acquire permanent financing.


SOURCES FOR THE ACQUISITION OF LOANS

         The loan packages in which the Company invests typically are offered to buyers nationwide through either private offerings or sealed-bid auctions typically on an "as-is, where-is" basis. Sellers include entities such as the Federal Deposit Insurance Corporation, banks, savings and loans, insurance companies and other institutions. If the Company purchases a loan through an intermediary, the intermediary is typically compensated by the seller of the loan.

         Through previous business activity, the employees of the Adviser have developed long-standing relationships with a large number of sellers of impaired loans and intermediaries in various states who may or may not have a contractual relationship with the Adviser. Any loan offered for sale to the Company is evaluated by the Adviser using objectives established by the Company's board of trustees (the "Board of Trustees").


TEMPORARY INVESTMENTS

         Because Plymouth cannot control the timing or the outcome of loan auctions, the Company may have uninvested cash from time to time. The Company invests such cash in high-grade short-term debt securities which may be issued or guaranteed by the U.S. government or U.S. government agencies. The Company follows policies for investment of uninvested cash that emphasize low risk and short-term maturities.


BORROWING

         To take advantage of the difference between favorable interest rates available from lenders and the expected rates of return from purchased loans, the Company has established a line of credit with a Texas commercial bank (the "Credit Facility"). Such borrowing by the Company combined with any other senior security representing indebtedness will not exceed the maximum amount permitted by the 1940 Act for a BDC. See "BDC Regulation."

         As of December 31, 1996, the Credit Facility had a borrowing ceiling of $1,800,000 and the Company had no borrowings outstanding. The borrowing ceiling on the Credit Facility was subsequently raised to $8,000,000 on
February 14, 1997.   The Credit Facility expires on September 27, 1998.

         The Credit Facility is secured by a perfected first security interest in substantially all of the Company's assets. The interest rate is based upon average borrowings under this facility. For borrowings of up to $2.5 million for the previous quarter, the interest rate on the Credit Facility is prime plus 1.5%; for average borrowings of between $2.5 million and $5.0 million for the previous quarter, the interest rate is prime plus 1.0%; and for average borrowings of more than $5.0 million for the previous quarter, the interest rate is prime plus 1/2%. The bank's prime rate was 8.25% until March 26, 1997, when it was raised to 8.50%. A similar variable rate based on the London Interbank Offered Rate is also available. Terms of the Credit Facility include periodic third-party auditing, a lock box for receipt of payments, custody by the lender of primary collateral, certain other fee payments, and loan covenants that require the Company to meet various requirements that may be difficult to maintain at all times.

         The Company may initially borrow up to 60% of the net cost of each new loan that is purchased. This advance rate, however, is reduced to a lower percentage as the amount of time that Plymouth has held the loan increases.
The schedule below describes how the advance rate declines:

                  Amount of time
                  Plymouth has held the Loan                 Maximum Advance
                  --------------------------                 ---------------
                  0 to 6 months                              60% of net cost
                  6 to 9 months                              48% of net cost
                  9 to 12 months                             45% of net cost
                  12 to 15 months                            42% of net cost
                  15 to 18 months                            32% of net cost
                  18 to 21 months                            24% of net cost
                  21 to 24 months                            18% of net cost
                  after 24 months                            0% of net cost

         Plymouth's borrowing availability is determined by multiplying the net cost of an individual loan by the applicable percentage listed above. Net cost is determined by subtracting from Plymouth's original cost certain payments received by Plymouth from the borrower. Because the percentage of net cost that the bank is willing to advance declines over time, the Company may not be able to borrow the entire amount of the Credit Facility at any given time. Additionally, should Plymouth choose to borrow the maximum available to it, the Company would be required to make collections of a certain amount within a short time period to comply with the Credit Facility's provisions.

         All advances under the Credit Facility are subject to the lender's discretion and continued satisfaction with the Company's business and financial condition and operations. The Credit Facility includes several other affirmative and negative covenants which the Company is complying with.


INVESTMENT ADVISER

         Subject to the terms of an investment advisory agreement (the "Agreement") and the supervision and control of its Board of Trustees, the investments of the Company are directed by Greystone Advisers, Inc. (the "Adviser"). The Adviser is a registered investment adviser and is located at 13333 Blanco Road, Suite 314, San Antonio, Texas 78216-7756. From August 27, 1996, until October 28, 1996, the legal name of the Adviser was Emerald Advisers, Inc.

         INVESTMENT ADVISORY AGREEMENT.   Pursuant to the Agreement, the
Adviser directs the investments of the Company, subject to the supervision, control and policies of the Board of Trustees. Specifically, the Adviser identifies, evaluates, resolves and monitors the investments of the Company. The Agreement is in effect until September 22, 1998 and may be extended after this as long as it is approved, at least annually, by the Board of Trustees, including a majority of the Trustees who are not "interested persons" of the Company within the meaning of the 1940 Act.

         Under the Agreement, the Adviser is required to pay for such basic services as it needs to effectively satisfy its obligations. These include the cost of office space, telephone, equipment and personnel. The Company is required to pay those expenses which directly relate to its activities. These include all expenses of any offering and sale by the Company of its Shares; fees and disbursements of the Company's outside legal counsel, accountants and custodian; fees and expenses incurred in effecting filings with federal and state securities administrators; costs of the Company's periodic reports and other communications to Shareholders; fees and expenses of members of the Company's Board of Trustees who are not directors, officers or employees of the Adviser; premiums for the fidelity bond maintained by the Company; and all costs related to portfolio investments including, without limitation, financing costs, legal and accounting fees and other professional or technical fees and expenses (i.e., credit reports, title searches and delivery charges, property taxes, insurance premiums, long-distance telephone charges, costs of specialized consultants such as accountants or industry-specific technical experts, and travel expenses) incurred in acquiring, monitoring, negotiating, maintaining, working-out, and effecting disposition of such investments, as well as responding to any litigation arising therefrom.

         Pursuant to the Agreement, the Company pays the Adviser a monthly management fee which is based on end-of-month asset values, payable on the 15th day of the following month, and calculated at the annual rate of 5.94% of the Company's "invested assets," including those assets purchased with borrowed capital, and 0.48% of its cash and short-term investments. The value of the Company's "invested assets" is established by the Board of Trustees in good faith using their best judgment. For purposes of calculating the fee at the end of a month that is not also the end of a calendar quarter, the value of "invested assets" that the Board of Trustees previously established in reduced by the amount of collections applied to the carrying value of the loan portfolio since the end of the previous quarter, plus the cost of loans purchased and capitalized items since the end of the previous quarter. Events that would negatively affect the previous value of an impaired loan are also taken into consideration in calculating the management fee.

         The percentage of assets being charged by the Adviser as a management fee is substantially higher than that paid by most investment companies because of the efforts and resources associated with identifying, evaluating, purchasing, renegotiating and collecting impaired loans.

         OPERATIONS.   The Adviser's personnel have had significant experience
purchasing and resolving impaired loans. Most of this experience was derived through work for SouthWest Federated, Inc., a Texas corporation ("SWFI"). All of the Adviser's employees previously worked for SWFI and two individuals, Robert R. Swendson, the Adviser's President, and Larry D. Krause, the Adviser's Senior Vice President and Controller, helped initially found SWFI.

         From 1989 to 1996, SWFI invested approximately $20 million to purchase more than $180 million in impaired commercial mortgages and consumer loans (outstanding principal balance at the time of purchase). SWFI made these investments as the general partner for several limited partnerships and for its own account. Robert Swendson, the President of the Adviser and SWFI, attributes the SWFI's success to thorough due diligence prior to making a bid, experienced and patient negotiations with borrowers, and a focus on generating high investor returns. The Adviser currently assists SWFI to resolve those loans that remain under its management.

         OWNERSHIP. All of the shares of the Adviser's outstanding stock are owned by Robert R. Swendson, who also serves as a trustee and as President of Plymouth. The Adviser has not issued any options, warrants or convertible equity securities of any nature.


VALUATION PROCEDURES

         There is no publicly quoted market for the Company's impaired loan portfolio. As such, the fair value of the portfolio is established by the Board of Trustees in good faith and using their best judgment. Such values are based upon what the Board believes the Company could reasonably expect to receive for each impaired loan in an orderly disposition over a reasonable time period. For the first six months after acquisition the value of an impaired loan is typically its assigned cost unless some event occurs with respect to the borrower that warrants an upward or downward change in its value as an asset of the Company.

         In establishing the fair value of a loan, the Board considers aspects about the individual loan as well as the general economy. Such factors include but are not limited to: the type of loan, whether the borrower is currently meeting the contractual terms of the obligation, the length of time that the borrower has or has not been meeting the contractual terms, the probability that the borrower will begin or stop making payments, the value of the collateral and the guarantees securing the loans, the Company's historical experience selling the type of loan being valued, various standard financial measurements, the remaining contract terms and prevailing interest rates.

         Certain elements of the valuation procedure involve subjective judgment. Moreover, because the majority of the Company's impaired loans are delinquent, no assurance can be given that the Company will be able to recover the fair value that the Board has established. The Company's impaired loans are not typically backed by any government guarantee or private credit enhancement. In many cases, the Company will also incur certain costs and delays in attempting to assert its right to payment or in foreclosing on the loan's collateral. The actual value realized on any particular loan will vary from the values determined by the Board and can only be determined in negotiations between the Company and third parties.

BDC REGULATION

         Being regulated as a BDC imposes certain limitations upon the operations of the Company. In general, a BDC must be operated for the purpose of making investments in certain types of securities ("Qualifying Assets"). A BDC may not acquire any investment asset other than Qualifying Assets unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the value of the BDC's total investment assets (the "70% Test"). For purposes of meeting the 70% Test, Qualifying Assets are cash, cash items, U.S. Government securities, high quality debt securities maturing in one year or less from the time of investment, and securities issued by an "eligible portfolio company." Securities issued by "eligible portfolio companies" must be acquired in direct transactions, that are not public offerings, or through a third party so long as the acquisition of the security is incidental to a direct transaction with the "eligible portfolio company" and the issuer is not otherwise able to meet the obligations of the issued security as they come due without material assistance other than that which conventional lending or financing arrangements can provide.

         An "eligible portfolio company" is defined in the 1940 Act as any issuer that: (a) is organized under the laws of, and has its principal place of business in, any state or states or any possession or possessions of the United States; (b) is neither an investment company (other than a "small business investment company" which is licensed by the U.S. Small Business Administration and wholly owned by the BDC) nor a company excluded from the definition of "investment company" in the 1940 Act; and (c) does not have any class of securities with respect to which a member of a national securities exchange, broker, or dealer may extend or maintain margin credit to or for a customer (e.g., publicly traded securities). In order to treat the securities as Qualifying Assets for the purpose of the 70% Test, a BDC must also "make available managerial assistance" with respect to the issuer of those securities. This means, among other things, any arrangement whereby the BDC, through its directors (e.g., Trustees), officers or employees, offers to provide and, if accepted, does so provide significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. The Company has received a response from the Office of the Chief Counsel, Division of Investment Management, of the Securities and Exchange Commission that allows Plymouth to treat as Qualifying Assets those assets which the Company acquires from third parties and works with the borrower to restructure or refinance.

     Subchapter M of the Internal Revenue Code also regulates the activities of a BDC. In order to qualify, the Company must, among other things: (a) derive in each taxable year at least 90% of its gross income from dividends, interest, gains from the sale of stock or securities, or other income derived with respect to its business of investing in such stock or securities; (b) derive in each taxable year less than 30% of its gross income from the sale of stock or securities held for less than three months; and (c) diversify its holdings so that at the end of each quarter of the taxable year (i) at least 50% of the value of the Company's assets consists of cash, cash items, U.S. government securities and other securities if such other securities of any one issuer do not represent more than 5% of the Company's assets or 10% of the outstanding voting securities of the issuer, and (ii) no more than 25% of the value of the Company's assets is invested in the securities of one issuer (other than U.S. government securities and securities of other regulated investment companies) or of two or more issuers that are controlled (as determined under applicable Code rules) by the Company and are engaged in the same or similar trades or businesses.

         In addition to asset and income qualifications, a BDC is restricted as to the amount of leverage that it can incur. Generally, a BDC may not issue any class of senior security representing an indebtedness unless, immediately after such issuance or sale, it will have an asset coverage of at least 200%. "Asset coverage" of a class of senior security representing an indebtedness of an issuer means the ratio which the value of the total assets of such issuer, less all liabilities and indebtedness not represented by senior securities, bears to the aggregate amount of senior securities representing indebtedness of such issuer.

         Having elected to be regulated as a BDC, the Company may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC unless authorized by "the vote of a majority of its outstanding voting securities" the 1940 Act.


EMPLOYEES AND OFFICERS

         The Company has no employees. As of January 1, 1997, all of its officers are employed by, and receive their compensation from, the Adviser. Each of the following persons has been duly elected to and now holds the office or offices of the Company set forth opposite his or her name.


 Name                             Position with      Age      Principal Occupations During Past Five Years
 ----                             -------------      ---      --------------------------------------------
                                  Company
                                  -------
 Kenneth L. Bennight, Jr.         Vice President     49       Mr. Bennight provided legal assistance part-time for
                                  and Secretary               SWFI from 1994 through 1996.  He began full time
                                                              employment in December 1996.  From 1991 to 1996, Mr.
                                                              Bennight practiced law as a sole practitioner in San
                                                              Antonio, Texas.

 Ted J. Hanes                     Vice President     57       Mr. Hanes was previously employed as a portfolio
                                                              manager by SWFI which he joined in October 1996.
                                                              Prior to this, he was the senior portfolio manager
                                                              for Federal Services Corporation, a company that
                                                              purchased and resolved impaired loans (1991-1996).

 Larry D. Krause                  Senior Vice        48       From its founding in 1989 until 1996,  Mr. Krause


                                  President                   served as the controller for SWFI and as one of its
                                                              Vice Presidents.

 John C. Mosher                   Vice President     28       Mr. Mosher was previously employed as the Chief
                                  and Chief                   Financial Officer of SWFI which he joined in
                                  Financial                   February 1996.  Prior to joining SWFI, Mr. Mosher
                                  Officer                     was an associate at Duncan-Smith Co., an investment
                                                              banking firm, from June 1993, and in retail sales
                                                              prior to that date.

 Robert R. Swendson               Trustee,           54       From 1989 to 1995, Mr. Swendson was employed by SWFI
                                  President and               as its President and Chief Executive Officer.  Mr.
                                  Chief Executive             Swendson is the Adviser's sole shareholder, its
                                  Officer                     President and its Chief Executive Officer.

         During the fiscal year that ended on December 31, 1996, Lon A. Critchfield also served with the Company and the Adviser as a Senior Vice President. Mr. Critchfield resigned from the Company and the Adviser effective March 14, 1997. It is not believed that his resignation will have a material impact on the Company's ability to conduct business or to succeed.


ADDITIONAL MATTERS

         Environmental Considerations. The various types of real estate properties, which secure the impaired loans held by the Company, and the businesses that operate at those properties are subject to federal, state, and local environmental laws. These laws, and related causes of action, could diminish the value of this property in the event the property is discovered to contain materials that are regulated by federal and local environmental laws. Companies who hold a security interest in an environmentally impacted property generally are exempted from any liability for the violations unless they become involved in the management of the property and are deemed "operators." If the Company was deemed to be an "operator" for liability purposes, the Company could be liable for cleanup costs, even if it did not know of and was not responsible for the presence or release of the hazardous or toxic substances. Such costs could exceed the value of the Company's investment.

         Competition.     The Company competes with many different companies for
its impaired loans. Sources of competition include private investors, banks and thrifts, investment bankers, and venture capital funds. Many of these sources have substantially greater financial resources and lower costs of capital than the Company has available to it. The number and quality of competitors for any one loan package changes dramatically depending upon circumstances unique to the package. Typically competition is based solely on price and the ability to pay cash. Therefore to achieve its investment goals, the Company has to rely upon the Adviser's ability to review a significant amount of impaired loan offerings and to be able to properly bid on the offerings.

         Annual Shareholders' Meeting. The 1997 Annual Shareholders' Meeting will be held at 8:00 a.m. on Thursday, April 24, 1996, at the offices of Duncan-Smith Co., 311 Third Street, 3rd Floor, San Antonio, Texas 78205. All Shareholders are welcome to attend.


ITEM 2.          PROPERTIES.
--------------------------------------------------------------------------------

         Except for certain foreclosed-upon properties that may be held by a subsidiary of Plymouth, the Company does not own or lease any physical properties or other tangible assets. Its business premises are furnished to it by the Adviser.


ITEM 3.          LEGAL PROCEEDINGS.
--------------------------------------------------------------------------------

         The Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings other than ordinary routine proceedings incidental to the business of the Company. Such routine proceedings primarily consist of foreclosure actions brought by the Company, pursuant to first mortgages and other liens, to realize value from its security interests in real property and other collateral underlying its portfolio loans. To the best knowledge of the management of the Company, there are no material legal proceedings contemplated or threatened against it.


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
--------------------------------------------------------------------------------

         No matters were submitted for the vote of Plymouth's Shareholders during the fourth quarter of fiscal 1996.


                                    PART II

ITEM 5.          MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------

MARKET INFORMATION

         There is no established public trading market for the Company's common shares of beneficial interest (the "Shares"). The Shares are not listed on the NASDAQ Stock Market or any national securities exchange, and the Company has no present intention to seek any such listing.

HOLDERS

         On March 15, 1997, the Company had 66 Shareholders of record.

DIVIDENDS

         The Company made one dividend distribution during the 1996 fiscal year of $69,500.50 ($0.31 per Share) to Shareholders of record on December 15, 1996.

         The Company intends to distribute substantially all of its annual net income as calculated for federal income tax purposes. Shareholder distributions are expected to be made in the month following the end of each calendar quarter. Subject to declaration by the Board of Trustees, the Company intends to make distributions on a quarterly basis according to the following schedule: 25% of its net income for the first quarter; 50% of its net income for the first six months of each year less the previous distribution; 75% of its net income for the first nine months of each year less both previous distributions; and 100% of its net income for each year less all previous distributions.

SALES OF UNREGISTERED SECURITIES

         The following transactions involved the offering of Shares pursuant to the private placement exemption available under section 4(2) of the Securities Act. All the Shares issued thereby are considered restricted securities. They are not listed on the NASDAQ Stock Market or any national securities exchange. There is no market for these Shares nor is a market expected to develop.

         On September 3, 1996, the Company sold 50 Shares to Robert R. Swendson for aggregate proceeds to the Company of $500 ($10.00 per Share). Mr. Swendson is the President and Chief Executive Officer of the Company and an "accredited investor" within the meaning of Rule 501(a) under the Securities Act.

         On September 27, 1996 the Company issued and sold 221,577 Shares in exchange for outstanding securities of and other interests in SWF-95 held by the general partner, certain limited partners, and certain subordinated note holders. The offering was made pursuant to a confidential private placement memorandum that had offered a maximum of 293,897 Shares.

         On December 26, 1996, the Company issued and sold 700,000 Shares resulting in gross cash proceeds to the Company of $7,000,000 ($10.00 per Share). The sale was made to current Company Shareholders and "accredited investors" within the meaning of Rule 501(a) under the Securities Act.


ITEM 6.          SELECTED FINANCIAL DATA.
--------------------------------------------------------------------------------

     Plymouth is a newly formed business development company. As such, the Company has no previous financial information to compare to its current performance. Selected financial data is presented below for the period beginning September 27, 1996, and ending December 31, 1996:

             Net investment loss                                           ($168,039)
             Realized gains on the sale of investments                        202,431
             Change in net unrealized appreciation on investments           (269,219)
             Equity in earnings of affiliate                                   76,118
             Net decrease in net assets resulting from operations           (158,709)
                       Per Share                                              ($0.17)
             Net Assets $8,592,246
                       Per Share                                                $9.32
             Distributions to Shareholders                                    $69,501
                       Per Share                                                $0.31


ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

         On December 31, 1996, Plymouth had total shareholders' equity of $8,592,246, which was represented by a single class of common stock, and the Company had no indebtedness. The Company's loan portfolio at the end of fiscal 1996 consisted of 25 loans with an aggregate fair value of $2,763,554.
Plymouth also had cash of $587,349 and short-term securities of $4,997,111.
These temporary investments all matured within three months.   A portion of the
cash held by Plymouth is committed each afternoon on overnight repurchase agreements with a financial institution. Each repurchase agreement is collateralized by securities issued by the U.S. government or by U.S. government agencies with a market value of at least 102% of the value of the cash Plymouth sells.

         The Company has available to it a line of credit from a Texas commercial bank. The line of credit had a borrowing ceiling of $1,800,000 on December 31, 1996. This ceiling has been raised to $8,000,000 effective February 14, 1997. The line of credit is described above in Item 1.

         To raise its equity, Plymouth completed two separate transactions during 1996. On September 27, 1996, the Company acquired assets with a fair value of $3,631,596 by issuing new equity valued at $2,246,456 and assuming $1,385,140 in liabilities. On December 26, 1996, the Company completed a private placement raising $6,574,000 in cash after paying offering costs of $436,000.

         On November 26, 1996, the Company placed a deposit of $100,000 with a third party for a package of two legal judgments that it had committed to purchase for a cost of $767,500. The transaction closed on January 16, 1997.


RESULTS OF OPERATIONS

         The Company began operations on September 27, 1996, with the acquisition of SWF-95. At the end of fiscal 1996, the Company's impaired loan portfolio had an aggregate contractual principal balance of $4,390,036 and an aggregate fair value of $2,763,554. Of the 25 borrowers, fourteen were delinquent with their required payments. Seven loans with an aggregate contractual principal balance of $1,346,671 and an aggregate fair value of $657,613 were in the foreclosure process.

         For fiscal 1996, Plymouth recorded $54,510 in investment income. Of this amount, $48,955 resulted from interest actually received from the Company's impaired loan portfolio. Because of the uncertainty related to its impaired loan portfolio, Plymouth records interest income only as it is received.

         Plymouth realized gains of $202,431 as a result of the settlement of three loans for total proceeds of $681,120. The obligations were settled for amounts greater than SWF-95's initial purchase price and at a discount to the contractual principal and accrued interest balance.

         The Company also recorded total unrealized gains of $574,464 as a result of the adjustments made by the Board of Trustees to bring the loans to their fair value. Such an adjustment is prescribed by generally accepted accounting principles.

         Expenses for the period were $222,549. Approximately $190,000 in costs related the formation of Plymouth were deducted shareholders' equity directly and not recorded on the Company's statement of operations. Professional fees accounted for the largest single expense. The fees included accounting and audit expense and legal expenses for debt collection, for researching and complying with securities law, and for negotiating the Credit Facility loan agreement. The Adviser received total fees of $32,322 for the months of November and December. The Adviser did not collect any fees during the months of September and October because the Company's BDC election did not become effective until November 26, 1996.

         Plymouth distributed $69,500.50 in cash to Shareholders of record as of December 15, 1996. Management believes that this amount satisfied the distribution requirements of subchapter M of the Internal Revenue Code.

         The Company has a very limited operating history and is involved in a highly speculative business that involves risk. Among other things, the following items could have material impact on the Company's ability to effectively conduct business:

         Risks Regarding Purchasing and Resolving Impaired Loans. As described in Item 1 above, the Company purchases loans where the borrower is not making the contractual payments. Such loans are implicitly risky. Circumstances that may or may not have been identified by the Adviser prior to investing in the loans could make the timely collections that the Company seeks untenable.

         Leverage. The Company has established a line of credit with a Texas bank that will be used to invest in impaired loan packages. The use of leverage is intended to improve the Shareholder's overall return. However, such borrowings must be repaid first and to the extent that the Company cannot collect more than the cost of the loan that it purchased, leverage may adversely affect Shareholder returns. Because the interest rate being charged by the Credit Facility is based on a floating prime rate, rising interest rates would also negatively affect the returns to Shareholders.

         Regulatory Compliance. As the BDC description in Item 1 demonstrates, the Company is highly regulated. Such regulations limit the type and amount of impaired loans that the Company may invest in and restrict the manner in which the loans may by resolved by limiting the amount of income that may come from assets that are not securities. In certain circumstances, such restrictions could require the Company to act in a manner that is not entirely consistent with its investment objectives. If Plymouth does not comply with these regulations, its ability to pass through its investment income and gains to Shareholders without paying federal income taxes could be jeopardized.


ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
--------------------------------------------------------------------------------

         The information required for this item is attached as pages F-1 through F-15.


ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

         None.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------------------------------------------------------------------------------

BOARD OF TRUSTEES

         Information in response to this item is incorporated by reference to the identification of trustees and nominees contained in the section entitled "Election of Trustees" and the subsection entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" of Company's definitive proxy statement to be filed on or about April 3, 1997. Information in response to the item is also included under the capital "Employees and Officers" of this report.

         The following table describes the occupations of Plymouth's Trustees:

 Name and Address                           Current Occupation
 ----------------                           ------------------
 Dr. Ronald K. Calgaard                     President of Trinity University.

 James R. Clifton                           Private investor.


 Goodhue W. Smith, III*                     Investment banker with Duncan-Smith Co. and President
                                            of Duncan-Smith Securities, Inc., a registered
                                            broker/dealer.


 Robert R. Swendson*                        President and Chief Executive Officer of Plymouth and
                                            the Adviser.

 Willis H. Wagner                           Managing Director of SV Capital Management, a venture
                                            capital firm.

-----------------
         *       "Interested Person" as defined by the 1940 Act.




ITEM 11.         EXECUTIVE COMPENSATION.
--------------------------------------------------------------------------------

         Information in response to this item is incorporated by reference to the section captioned "Compensation of Executive Officers and Trustees" of the Company's definitive proxy statement to be filed on or about April 3, 1997.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.
--------------------------------------------------------------------------------

         Information in response to this item is incorporated by reference to the section captioned "Beneficial Ownership of Common Stock" of the Company's definitive proxy statement to be filed on or about April 3, 1997.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------------------------------

         Information in response to this item is incorporated by reference to the subsection captioned "Certain Transactions and Business Relationships" of the Company's definitive proxy statement to be filed on or about April 3, 1997.


                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM
                 8-K.
--------------------------------------------------------------------------------


         (a) DOCUMENTS FILED AS PART OF THIS FORM 10K.

             Audited Financial Statements for the fiscal year ended December 31, 1996:
                 Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . F-2
                 Statement of Assets and Liabilities  . . . . . . . . . . . . . . . . . . F-3
                 Statement of Investments . . . . . . . . . . . . . . . . . . . . . . . . F-4
                 Statement of Operations  . . . . . . . . . . . . . . . . . . . . . . . . F-5
                 Statement of Changes in Net Assets . . . . . . . . . . . . . . . . . . . F-6
                 Statement of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . F-7
                 Selected Per Share Data and Ratio  . . . . . . . . . . . . . . . . . . . F-8
                 Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . F-9


         (b) REPORTS ON FORM 8K.

             None.

         (C) EXHIBITS.

             (3)(i) (A)     Certificate of Trust of the Company as filed August 23, 1996 (1)
                    (B)     Declaration of Trust of the Company, dated August 23, 1996 (1)

             (3)(ii)        Bylaws of the Company, dated September 3, 1996 (1)

             (4)    (A)     Loan Agreement between Comerica Bank-Texas and the Company, dated September 27, 1996 (2)

                    (B)     Agreement to furnish to the Commission upon request a copy of the Subordinated Note Agreement between the Company and SouthWest Federated Holding Company, Inc., dated September 27, 1996 (2)

             (10)   (A)     Investment Advisory Agreement by and between the Company and Emerald Advisers, Inc. (former name of
                            Greystone Advisers, Inc.), dated September 22, 1996 (2)

                    (B)     Custodial Agreement by and between Comerica Bank-Texas and the Company, dated September 27, 1996 (2)

             (21)           Legal name, jurisdiction of organization, and doing business as name of each subsidiary of the
                            Company(2)

             (27)           Financial Data Schedule-  Filed herewith.

--------------------------------------
(1)Incorporated herein by reference from the registrant's initial registration statement on Form 10 (File No. 0-21443), as filed with the Commission on September 27, 1996.

(2)Incorporated herein by reference from amendment #1 of the registrant's initial registration statement on Form 10 (File No. 0-21443), as filed with the Commission on January 15, 1997.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLYMOUTH COMMERCIAL MORTGAGE FUND

By           /s/ Robert R. Swendson
         ---------------------------------------------------
         Robert R. Swendson, Trustee, President and
         Chief Executive Officer

Date         March 31, 1997
         ---------------------------------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By       /s/ Robert R. Swendson
         ---------------------------------------------------
         Robert R. Swendson, Trustee, President and
         Chief Executive Officer

Date         March 31, 1997
         ---------------------------------------------------

By       /s/ John C. Mosher
         ---------------------------------------------------
         John C. Mosher, Vice President and Chief Financial Officer

Date         March 31, 1997
         ---------------------------------------------------


By         /s/ Dr. Ronald K. Calgaard
         ---------------------------------------------------
         Dr. Ronald K. Calgaard, Trustee

Date         March 31, 1997
         ---------------------------------------------------


By          /s/ James R. Clifton
         ---------------------------------------------------
         James R. Clifton, Trustee

Date         March 31, 1997
         ---------------------------------------------------


By         /s/ Goodhue W. Smith, III
         ---------------------------------------------------
         Goodhue W. Smith, III, Trustee

Date         March 31, 1997
         ---------------------------------------------------


By         /s/ Willis H. Wagner
         ---------------------------------------------------
         Willis H. Wagner, Trustee

Date         March 31, 1997
         ---------------------------------------------------

                              PLYMOUTH COMMERCIAL
                                 MORTGAGE FUND

                              Financial Statements

                               December 31, 1996

                  (With Independent Auditors' Report Thereon)

                            KPMG Peat Marwick, LLP
                          112 East Pecan, Suite 2400
                          San Antonio, TX 78205-1505


                          Independent Auditors' Report


The Board of Trustees and Shareholders
Plymouth Commercial Mortgage Fund

We have audited the accompanying statement of assets and liabilities of Plymouth Commercial Mortgage Fund, including the statement of investments, as of December 31, 1996, and the related statements of operations, cash flows, changes in net assets, and the selected per share data and ratios for the period September 27, 1996 (inception of operations) to December 31, 1996.
These financial statements and per share data and ratios are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and per share data and ratios based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 1996, by correspondence with the custodian and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the financial position of Plymouth Commercial Mortgage Fund as of December 31, 1996, the results of its operations, cash flows, changes in net assets, and the selected per share data and ratios for the period September 27, 1996 (inception of operations) to December 31, 1996, in conformity with generally accepted accounting principles.


/s/ KPMG PEAT MARWICK LLP
March 7, 1997

                       PLYMOUTH COMMERCIAL MORTGAGE FUND


                      Statement of Assets and Liabilities

                               December 31, 1996



                      Assets
                      -------
Investments in securities at fair value, cost of $2,189,090                            $       2,763,554
Investments in affiliates                                                                        130,566
Cash and short-term investments                                                                5,082,109
Repurchase agreement                                                                             502,351
Accounts receivable - affiliates                                                                   6,451
Organization costs                                                                               104,000
Other assets                                                                                     103,641
                                                                                           -------------
               Total assets                                                            $       8,692,672
                                                                                           =============

                    Liabilities
                    -----------

Accounts payable                                                                       $          66,822
Investment Advisory fee payable                                                                   16,677
Escrow funds                                                                                      16,927
                                                                                           -------------
               Total liabilities                                                                 100,426

                    Net Assets
                    -----------

Common shares of beneficial interest, no par
    value, 1,750,000 shares authorized, 921,627 shares
    issued and outstanding                                                             $       7,976,773
Accumulated undistributed net investment loss                                                   (168,039)
Accumulated net realized gains                                     $        202,431
Distribution to shareholders                                                (69,501)
                                                                      -------------
Accumulated undistributed net realized gains                                                     132,930
Accumulated undistributed equity in earnings of subsidiary                                        76,118
Accumulated undistributed unrealized gain on investments                                         574,464
                                                                                           -------------
               Total net assets ($9.32 per share)                                              8,592,246
                                                                                           -------------
               Total liabilities and net assets                                        $       8,692,672
                                                                                           =============





See accompanying notes to the financial statements.

                       PLYMOUTH COMMERCIAL MORTGAGE FUND


                            Statement of Investments

                                December 31,1996

      Eligible Portfolio Investments                   Stated Interest    Outstanding           Fair
                                                             Rate           Balance             Value
                                                             ----           -------             -----
Commercial Loans - 32% of net assets:
 Valued at fair value as determined
    by the Board of Trustees (note 2):
 Loan secured by a residential building and garage
    apartment in Waterbury, CT                                10%            270,785             178,750
 Loan secured by a two-story, 14 unit apartment
    building in New Haven, CT                                 10%            115,500              86,625
 Loan secured by a single family residence in
    New Haven, CT                                              6%            214,140              62,500
 Loan secured by a 2.75 story residential/retail building
    in New Haven, CT; a 2.5 story office
    building in Bridgeport, CT; and a one-story
    office building with warehouse/storage
    area in Miami, FL;                                        10%            340,888             328,902
 Loan secured by a commercial retail building in
    Riviera Beach, FL                                      10.25%            428,008             363,807
 Loan secured by a commercial retail building in
    Winterpark, FL                                            10%            113,415              85,061
 Loan secured by an office/warehouse building in
    Vero Beach, FL                                            11%            145,106             124,000
 Loan secured by a commercial office building in
    West Palm Beach, FL                                       12%            206,687              90,000
 Loan secured by a commercial building in
    Pensacola, FL                                              9%            210,285             120,000
 Loan secured by a guaranty and equipment in
    Boston, MA                                                 9%            272,374             204,281
 Loan secured by 22.3 acres raw land in
    Brookhaven, NY                                         10.25%            524,914             345,000
 Loan secured by a four-story residential/retail
    building in Brooklyn, NY                                  13%            510,644             112,000
 Loan secured by a five-story office building in
    New Rochelle, NY                                           8%            487,739             388,989
 Loan secured by a property containing three buildings;
    (1) 2 story, 5 unit apartment building, (2) 1,514
    square foot residence and (3) 2 car garage
    storage in Huntington Station, NY                         10%            177,150             132,863
 11 other commercial loans                                 8%-18%            372,401             140,776
                                                                           ---------          ----------
Fair value of commercial loans
    (cost basis:  $2,189,090)                                          $   4,390,036      $    2,763,554
                                                                           =========          ==========

Repurchase agreement collateralized by U.S.
    government obligations - 6% of net assets:
 Merrill, Lynch, due 1/6/97 (cost $502,351)                 5.41%     $      502,351      $      502,351
                                                                           =========          ==========





See accompanying notes to the financial statements.

                       PLYMOUTH COMMERCIAL MORTGAGE FUND


                            Statement of Operations

          For the period September 27, 1996 (inception of operations)
                              to December 31, 1996



Investment income:
    Interest                                                                           $          48,955
    Other investment income                                                                        5,555
                                                                                           -------------
               Total income                                                                       54,510

Expenses:
Investment advisory fees                                                                          32,322
Legal and professional fees                                                                       86,735
Interest expense                                                                                  30,077
Operating expenses                                                                                73,415
                                                                                           -------------
               Total expenses                                                                    222,549

Net investment loss                                                                             (168,039)

Realized gain on sale of investments                                                             202,431
Change in unrealized appreciation on investments                                                (269,219)
Equity in earnings of affiliate                                                                   76,118
                                                                                           -------------
    Net decrease in net assets resulting
         from operations                                                               $        (158,709)
                                                                                           =============





See accompanying notes to the financial statements.

                       PLYMOUTH COMMERCIAL MORTGAGE FUND


                      Statements of Changes in Net Assets

          For the period September 27, 1996 (inception of operations)
                              to December 31, 1996



Operations before distributions:
    Net investment loss                                                                $        (168,039)
    Net realized gain on investments                                                             202,431
    Change in unrealized appreciation on investments                                            (269,219)
    Equity in earnings of affiliate                                                               76,118
                                                                                           -------------
         Net decrease in net assets from operations
               before distributions                                                             (158,709)

Distribution to shareholders from:
    Net realized gain on investments                                                             (69,501)

Capital share transactions:
    Proceeds from issuance of 700,000 shares on December 26, 1996,
       net of issuance costs of $426,000                                                       6,574,000
                                                                                           -------------
         Total increase in net assets                                                          6,345,790
         Net assets, beginning period                                                          2,246,456
                                                                                           -------------
         Net assets, end of period                                                     $       8,592,246
                                                                                           =============





See accompanying notes to the financial statements.

                       PLYMOUTH COMMERCIAL MORTGAGE FUND


                            Statement of Cash Flows

          For the period September 27, 1996 (inception of operations)
                              to December 31, 1996



Cash flows from operating activities:
Decrease in net assets from operations before distributions                            $        (158,709)

Adjustments to reconcile increase in net assets from
    operations before distributions to net cash used
    by operating activities:
         Amortization of organization costs                                                        7,800
         Change in unrealized appreciation on investments                                        269,219
         Equity in earnings of affiliates                                                        (76,118)
         Increase in receivables                                                                  (6,451)
         Increase in other assets                                                                (99,509)
         Decrease in current liabilities                                                        (684,714)
                                                                                           -------------
Net cash used by operating activities                                                           (748,482)

Cash flows from investing activities:
    Purchases of securities                                                                            -
    Sales of securities/principal collection on securities                                       391,793
                                                                                           -------------
Net cash provided by investing activities                                                        391,793

Cash flows from financing activities:
    Increase from issuance of shares                                                           6,574,000
    Distributions from net realized gain on investments                                          (69,501)
    Repayment of subordinated debt                                                              (600,000)
                                                                                           -------------
Net cash provided by financing activities                                                      5,904,499

Net increase in cash and cash equivalents                                                      5,547,810

Cash and cash equivalents at beginning of period                                                  36,650
                                                                                           -------------
Cash and cash equivalents at end of period                                             $       5,584,460
                                                                                           =============





See accompanying notes to the financial statements.

                       PLYMOUTH COMMERCIAL MORTGAGE FUND


         Supplementary Information - Selected Per Share Data and Ratios

          For the period September 27, 1996 (inception of operations)
                              to December 31, 1996



Per share data:
    Investment income                                                           $       .06
    Expenses                                                                           (.24)
                                                                                     ------
         Net investment loss                                                           (.18)

    Distributions from net investment loss                                                -
    Net realized and unrealized gain on securities                                     (.07)
    Distributions from realized gains on securities                                    (.31)
    Equity in earnings of subsidiary                                                    .09
    Capital adjustment from share issuance                                             (.35)
                                                                                     ------
         Net decrease in net asset value                                               (.82)

Net asset value:
    Inception                                                                         10.14
                                                                                     ------
    End of period                                                               $      9.32
                                                                                     ======

Ratios:
    Ratio of expenses to average net assets (%)                                          (4)%
    Ratio of net investment loss - net to average assets (%)                             (3)%
    Total return                                                                         (5)%





See accompanying notes to the financial statements.

                       PLYMOUTH COMMERCIAL MORTGAGE FUND

                         Notes to Financial Statements

                               December 31, 1996


(1)  Organization and Business Purpose

     Plymouth Commercial Mortgage Fund, a Delaware business trust (the "Fund"), was organized on August 23, 1996. The Fund seeks to achieve a high level of current income. To achieve this objective, the Fund purchases impaired loans typically secured by commercial real estate. The Fund has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended ("1940 Act").

     The Fund was initially capitalized when Robert Swendson bought 50 common shares of beneficial interest ("Shares") in the Fund for $500. The Fund began operating on September 27, 1996 by acquiring in a tax free exchange all of the interests of SWF 1995 Limited Partnership, a Texas limited partnership ("SWF-95"), through an offer made to SWF-95's investors to exchange their equity and subordinated debt interests for cash or equity in the Fund. On September 27, 1996, the net asset value of SWF-95 was $2,245,956 including $843,683 of unrealized gains on investments. The Fund issued 221,577 Shares in connection with this transaction. SWF-95 was subsequently dissolved, and its assets are now held directly either by the Fund or by Plymouth REO, Inc., a Delaware corporation ("Plymouth REO"), which is a wholly-owned subsidiary of the Fund.

     Pursuant to a private placement offering, the Fund issued and sold 700,000 Shares on December 26, 1996 for cash consideration in the amount of $10 per Share resulting in gross proceeds to the Fund of $7,000,000.

(2)  Significant Accounting Policies

     (a) Basis of Presentation - The financial statements included herein have been prepared in accordance with generally accepted accounting principles for financial information and the instructions to Form 10-K and Article 6 of Regulation S-X.

     (b) Security Valuation -There is no publicly quoted market for the Fund's impaired loan portfolio. As such, the fair value of the portfolio is established by the Board of Trustees using their best judgment. Such values are based upon what the Board believes the Fund could reasonably expect to receive for each impaired loan in an orderly disposition over a reasonable time period. For the first six months after acquisition the value of an impaired loan is typically its assigned cost unless some event occurs with respect to the loan's issuer that warrants an upward or downward change in its value as an asset of the Fund.

           In establishing the fair value of a loan, the Board considers aspects about the individual loan as well as the general economy. Such factors include but are not limited to: the type of loan, whether the borrower is currently meeting the contractual terms of the obligation, the length of time that the borrower has or has not been meeting the contractual terms, the probability that the borrower will begin or stop making payments, the value of the collateral and the guarantees securing the loans, the Fund's historical experience selling the type of loan being valued, various standard financial measurements, the remaining contract terms, and prevailing interest rates.






                                      F-9                            (Continued)

                       PLYMOUTH COMMERCIAL MORTGAGE FUND



           Certain elements of the valuation procedure involve subjective judgment. Moreover, because the majority of the Fund's impaired loans are delinquent, no assurance can be given that the Fund will be able to recover the fair value that the Board has established. The Fund's impaired loans are not typically backed by any government guarantee or private credit enhancement. In many cases, the Fund will also incur certain costs and delays in attempting to assert its right to payment or in foreclosing on the loan's collateral. The actual value realized on any particular loan will vary from the values determined by the Board and can only be determined in negotiations between the Fund and third parties.

           In asserting its rights, the Fund will often attempt to foreclose on a loan and acquire the collateral. Pursuant to the terms of its credit agreement, any real estate that is acquired through foreclosure is held by Plymouth REO, a wholly owned subsidiary of the Fund. Real estate acquired through foreclosure is recorded at its estimated fair value. At December 31, 1996, Plymouth REO held one parcel of real estate with a fair value of $153,000.

     (c) Cash Equivalents - The Fund had cash equivalents of $5,499,462 at December 31, 1996 which consisted of short-term investments of $4,997,111 and a repurchase agreement of $502,351. For purposes of the statement of cash flows, the Fund considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     (d) Investments in Affiliates - In accordance with generally accepted accounting principles for investment companies, the investment in the common stock of an affiliated company that is not another investment company (Plymouth REO) is accounted for by the equity method. The net worth of Plymouth REO reflects the fair value of the underlying investments.





See accompanying notes to the financial statements.

                       PLYMOUTH COMMERCIAL MORTGAGE FUND


     (e) Federal Income Taxes - The Fund has elected the special tax treatment available to "regulated investment companies" under Subchapter M of the Internal Revenue Code ("IRC") in order to be relieved of the Federal income tax on that part of its net investment income and realized capital gains that it pays out to its shareholders. The Fund's policy is to comply with the requirements of the IRC that are applicable to regulated investment companies. Such requirements include, but are not limited to certain qualifying income tests, asset diversification tests, and the distribution to its stockholders of substantially all of the Fund's taxable investment company income and net capital gains. Management intends to comply with these requirements, therefore no Federal income tax provision is included in the accompanying financial statements.

     (f) Distributions to Shareholders - Dividends to shareholders are recorded on the payment date. On December 13, 1996, a distribution of $69,501 ($0.31 per share) was declared from accumulated undistributed net realized gains. The dividend was paid on December 19, 1996 to shareholders of record on December 15, 1996.

     (g) Other - Principal and interest payments due on notes held by the Fund are recognized on the date received. Interest income is typically not accrued because of the impaired nature of the Fund's loan portfolio.

     (h) Organization costs - Organization costs were capitalized and are being amortized on a straight line basis ending in April 2000.

     (i) Management estimates - The financial statements have been prepared in conformity with generally accepted accounting principles. The preparation of the accompanying financial statements requires estimates and assumptions made by management of the Fund that affect the reported amounts of assets and liabilities as of the date of the statement of assets and liabilities and income and expenses for the period. Actual results could differ significantly from the estimates.

(3)  Investment Advisory Agreement

     The Fund has entered into an Investment Advisory Agreement (the "Agreement") with Emerald Advisers, Inc., a Delaware corporation, which is registered as an investment adviser, (the "Adviser"), under the Investment Advisers Act of 1940 (the "Adviser's Act"), as amended. (As of October 28, 1996, the Adviser changed its name from Emerald Advisers, Inc. to Greystone Advisers, Inc. No change in the Adviser's operations was made in conjunction with the name change.) Unless terminated as described below, the Agreement remains in effect until September 22, 1998. Thereafter it will need to be specifically approved at least annually by the Board of Trustees, including a majority of its members casting their votes in person who are not "interested persons" of the Fund (as defined by the 1940 Act) at a meeting called for the purpose of voting on such approval or by "vote of a majority of the outstanding voting securities"
     of the Fund.   The Agreement can be terminated by the Fund at any time,
     without payment of any penalty, on sixty days' written notice to the Adviser if the decision to terminate has been made by the Board of Trustees or by "vote of a majority of the outstanding voting securities" of the Fund. The Agreement will terminate automatically in the event of its assignment.





See accompanying notes to the financial statements.

                       PLYMOUTH COMMERCIAL MORTGAGE FUND



     Under the Agreement, the Adviser manages the investments of the Fund, subject to the supervision and control of the Fund's Board of Trustees. Specifically, the Adviser will acquire, monitor, negotiate, work-out, and dispose of the investments made by the Fund.

     The Adviser is required to pay all expenses incurred by it in rendering its services. Generally, these expenses include the cost of office space, telephone service, equipment and personnel required to perform its obligations under the Agreement. The Fund is required to pay its operating expenses and reimburse the Adviser promptly for expenses which the Adviser may pay on the Fund's behalf, except those specifically required to be borne by the Adviser under the Agreement. Without limitation, such expenses include: all expenses of any offering and sale by the Fund of its shares; the fees and disbursements of the Fund's counsel, accountants, and custodian; fees and expenses incurred in producing and effecting filings with federal and state securities administrators; costs of the Fund's periodic reports to and other communications with the Fund's shareholders; fees and expenses of members of the Fund's Board of Trustees who are not directors, officers or employees of the Adviser; premiums for the fidelity bond maintained by the Fund; all costs related to portfolio investments, including without limitation financing costs, legal and accounting fees, expenses related to protecting or maintaining the value of the loan portfolio or its underlying collateral, and other professional or technical fees and expenses (i.e., credit reports, title searches and delivery charges, property taxes, insurance premiums, long-distance telephone charges, title searches and delivery charges, property taxes, insurance premiums, long-distance telephone charges, cost of specialized consultants such as accountants or industry-specific technical experts, and travel expenses) incurred in acquiring, monitoring, negotiating, working-out, and effecting disposition of such investments, as well as responding to any litigation arising therefrom; and all expenses related to any borrowings by the Fund.

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

(4)  Investments

     The Fund invests primarily in impaired loans of companies that qualify as "eligible portfolio companies" as defined in Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in
     Section 55(a)(1) through (6). These loans are carried on the Statement of Assets and Liabilities as of December 31, 1996, at fair value, as determined in good faith by the Fund's Board of Trustees.

     These loans typically are offered at auction in packages of multiple loans. Sellers include entities such as the Federal Deposit Insurance Corporation ("FDIC"), banks, savings and loans, insurance





See accompanying notes to the financial statements.

                       PLYMOUTH COMMERCIAL MORTGAGE FUND


     companies and other financial institutions. The Fund's investments in loan packages will be directed by the Adviser.

     Generally, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement unless the borrower receives material assistance. While several types of impaired loans are available for purchase, the Fund concentrates on purchasing impaired loans secured by commercial real estate.

     The Fund invests in impaired loans nationwide typically through seal-bid auctions. These auctions occur in different locations and from time to time. The location of the loans and their collateral and the availability of loans in different areas cannot be directed by the Fund or anticipated in advance. Therefore, the Fund's impaired loan portfolio may be concentrated in one geographic region of the United States or another from time to time. As of December 31, 1996, the Fund's impaired loans were primarily located in three states, New York, Connecticut, and Florida.

(5)  Indebtedness

     For the purpose of making investments and to take advantage of the difference between the favorable interest rates available from lenders and the expected rates of return from purchased loans, the Fund has established a line of credit with a Texas commercial bank (the "Credit Facility"). Such borrowings combined with any other outstanding senior security representing indebtedness of the Fund will not exceed the maximum amount permitted by the 1940 Act for a BDC.

     As of December 31, 1996, the Credit Facility had a borrowing ceiling of $1,800,000 and the Fund had no borrowings. The borrowing ceiling on the credit facility was subsequently raised to $8,000,000 on February 14, 1997. The credit facility expires on September 27, 1998.

     The Credit Facility is secured by a perfected first security interest in substantially all of the Fund's assets. The interest rate is based upon average borrowings under this facility. For borrowings of up to $2.5 million for the previous quarter, the interest rate on the Credit Facility is prime plus 1.5%; for average borrowings of between $2.5 million and $5.0 million for the previous quarter, the interest rate is prime plus 1.0%; and for average borrowings of more than $5.0 million for the previous quarter, the interest rate is prime plus 0.5%. The bank's prime rate was 8.25% on December 31, 1996. A similar variable rate based on the London Interbank Offered Rate is also available. Terms of the Credit Facility include periodic third-party auditing, a lock box for receipt of payments, custody by the lender of primary collateral, certain other fee payments, and loan covenants with which the Fund was in compliance on December 31, 1996.

(6)  Rights and Warrants

     Pursuant to certain agreements dated September 22, 1996 (the "Agreements") between the Fund and the Southwest Federated Holding Company ("SWFHC"), the Fund has undertaken to issue Class "A" and Class "B" Warrants and other rights to subscribe to SWFHC. The agreements





See accompanying notes to the financial statements.

                       PLYMOUTH COMMERCIAL MORTGAGE FUND


     provide that SWFHC will receive warrants to purchase, or rights to subscribe to, a total of 250,000 Shares. The Fund committed to issue warrants or rights to SWFHC in consideration for SWFHC taking the financial risks attendant to supporting the formation of the Fund. As of March 7, 1997, 50,000 rights and 150,000 Class "A" warrants have been issued to SWFHC.

     The Agreements provide for the issuance of the following three classes of warrants and rights to the extent permitted by the 1940 Act:

     1. The Right to Subscribe Agreement provides for the issuance of rights to subscribe to fifty thousand (50,000) Shares at the greater of the net asset value per Share on the exercise date or $10.00 per Share. The rights are exercisable immediately upon issuance and expire on May 22, 1997. They may be exercised in whole or in part at any one time and may not be exercised in part from time to time.

     2. The Class "A" Warrant Agreement provides for the issuance of warrants to purchase 150,000 Shares at $10.00 per Share. The warrants expire on September 22, 2006 and are exercisable only upon the condition that within three years of the consummation of an equity offering for $8,000,000 in cash, the Fund or one or more underwriters and selling brokers or dealers on the Fund's behalf shall have received gross cash proceeds of at least $10,000,000 from one or more sales of newly issued Shares at an average price of at least $15.00 per Share (adjusted proportionately for any Share dividends, splits, or combinations). These warrants may be transferred or exercised in whole or in part from time to time.

     3. The Class "B" Warrant Agreement provides for the issuance of warrants to purchase 50,000 Shares at the greater of $10.00 per Share or net asset value per Share on the date of issuance. The warrants expire on September 22, 2006 and are exercisable only upon the condition that within three years of the consummation of an equity offering for $8,000,000 in cash, the Fund or one or more underwriters and selling brokers or dealers on the Fund's behalf shall have received gross cash proceeds of at least $10,000,000 from one or more sales of newly issues Shares at an average price of at least $20.00 per Share (adjusted proportionately for any Share dividends, splits, or combinations). These warrants may be transferred or exercised in whole or in part from time to time. Because the Fund has only 921, 627 Shares outstanding and has already 200,000 Shares dedicated to the subscription rights and Class "A" warrants that have been issued, none of the Class "B" warrants are deemed to have been issued. An issuance of the entire amount of the Class "B" warrants is precluded by the Agreement between SWFHC and the Fund because such issuance would
     violate Section 61 of the 1940 Act which requires that   the amount of
     shares that would result from the exercise of all outstanding warrants, options, and rights at the time of issuance shall not exceed 25% of the outstanding shares of a BDC. It is expected that the warrants would be issued in their entirety if a sufficient number of additional Shares are issued and outstanding.

     Because of the significant risks and uncertainty relating to the operations of the Fund, no value has been assigned to the Agreements and the related issued rights and warrants or contingently issuable warrants.





See accompanying notes to the financial statements.