Form 10-Q
period 1997-03-31
PLYMOUTH COMMERCIAL MORTGAGE FUND
filed 1997-05-15
CIK 1022105

       As filed with the Securities and Exchange Commission on May 15,1997

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934
                    For quarterly period ended March 31, 1997

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

                                 [X] Yes [ ] No


As of May 15, 1997, 921,627 of the registrant's common shares of beneficial interest, no par value, were outstanding.

PART I - FINANCIAL INFORMATION


                       PLYMOUTH COMMERCIAL MORTGAGE FUND
                      Statement of Assets and Liabilities
                      March 31, 1997 and December 31, 1996
                                  (unaudited)



                    Assets                    March 31, 1997   December 31, 1996
                    ------                    --------------   -----------------
Investments in securities at value, cost
  of $2,189,090 and $3,810,445                  $4,150,790       $2,763,554
Investments in affiliates                          130,566          130,566
Cash                                               247,802        5,082,109
Repurchase Agreement                             4,215,852          502,351
Accounts Receivable                                 28,210            6,451
Organizational Costs                                96,200          104,000
Other Assets                                         5,901          103,641
                                                ----------       ----------
Total Assets                                    $8,875,321       $8,692,672
                                                ----------       ----------

                  Liabilities
                  -----------
Accounts Payable                                $  233,658       $   66,822
Declared and Unpaid Dividends                       74,213
Investment Advisory Fee Payable                          -           16,677
Escrow Funds                                        19,016           16,927
                                                ----------       ----------
Total Liabilities                               $  326,886       $  100,426

                  Net Assets
                  ----------
Common shares of beneficial interest,
  no par value, 1,750,000 shares authorized,
  921,627 shares issued and outstanding          7,976,773        7,976,773
Accumulated undistributed income                  (220,091)        (168,039)
Accumulated undistributed net realized gains       375,290          132,930
Accumulated undistributed equity in
  earnings of subsidiary                            76,118           76,118
Accumulated undistributed unrealized gain
  on investments                                   340,345          574,464
                                                ----------       ----------
Total Net Assets ($9.28 and $9.32 per share)     8,548,434        8,592,246

Total Liabilities & Net Assets                  $8,875,321       $8,692,672
                                                ----------       ----------




The accompanying notes are an integral part of these financial statements.

                       PLYMOUTH COMMERCIAL MORTGAGE FUND
                            Statement of Operations
                  for the 3 month period ended March 31, 1997
                                  (unaudited)

Income:
Investment Income:
  Interest                                                            $  46,758
  Other Investment Income                                                72,887
                                                                      ---------
Total Investment Income                                                 119,645

Expenses:
  Operating Expenses                                                    112,391
  Management Fees                                                        59,306
                                                                      ---------
Total Expenses                                                          171,697

Net Investment Income                                                 $ (52,052)

Gain on investments                                                     316,573
Change in unrealized gain (loss) on investments                        (234,119)
Earnings in equity of affiliate                                              --
                                                                      ---------
Net increase (decrease) in net assets resulting from operations       $  30,402
                                                                      =========


   The accompanying notes are an integral part of these financial statements.

                       PLYMOUTH COMMERCIAL MORTGAGE FUND
                       Statement of Changes in Net Assets
                  for the 3 month period ended March 31, 1997
                                  (unaudited)



Operations before distributions:
  Net Investment Income                                  $ (52,052)
  Net realized gain on investments                         316,573
  Change in unrealized gain (loss) on investments         (234,119)
                                                         ---------
Increase in net assets from operations before
  distributions                                          $  30,402

Distributions from:
  Undistributed net investment income                    $       -
  Undistributed net realized gain on investments           (74,213)
  Unrealized appreciation of investments                         -
                                                         ---------
(Decrease) in net assets from distributions              $ (74,213)

Capital share transactions                                       -
                                                         ---------
Total Increase in net assets                             $ (43,811)
                                                         ---------
Net assets, beginning of period                          $       -
Net assets, end of period                                $ (43,811)

Per Share Data
  Investment income                                      $    0.13
  Expenses                                                    0.19
  Net realized gain on investments                            0.34
Change in unrealized gain (loss) on investments              (0.25)
                                                         ---------
Increase in net assets from operations
  before distributions                                        0.03

Distributions from realized gains on securities               0.08
                                                         ---------
Net increase (decrease) in net asset value                   (0.05)

Net asset value:
Inception                                                     9.32
End of period                                            $    9.28
                                                         ---------

Ratios:
Ratio of expenses to average net assets (%)                   2.00%
Ratio of net investment income to average assets (%)         -0.61%





The accompanying notes are an integral part of these financial statements.

                       PLYMOUTH COMMERCIAL MORTGAGE FUND
                             Statement of Cashflows
                  for the 3 month period ended March 31, 1997
                                  (unaudited)

Cash flows from operating activities:
Increase in net assets from operations before distributions         $    30,402

Adjustments to reconcile increase in net assets from operations before distributions to net cash provided by operating activities:
  Depreciation and amortization                                           7,800
  (Increase) decrease in unrealized gain                                234,119
  (Increase) decrease in repurchase agreement                        (3,713,501)
  (Increase) decrease in investments in affiliates                           --
  (Increase) decrease in accounts receivable                            (21,759)
  (Increase) decrease in other assets                                    97,740
  Decrease (increase) in current liabilities                            226,460
  Deferred income taxes                                                      --
                                                                    -----------
Net cash provided by operating activities                            (3,138,739)

Cash flows from investing activities:
  Purchases of securities                                            (1,621,355)
                                                                    -----------
Net cash used by investing activities                                (1,621,355)

Net increase (decrease) in cash and cash equivalents                $(4,760,094)
                                                                    ===========

Cash and cash equivalents at beginning of period                    $ 5,082,109
Cash and cash equivalents at end of period                          $   322,015



   The accompanying notes are an integral part of these financial statements.

1. ORGANIZATION AND BUSINESS PURPOSE

         Plymouth Commercial Mortgage Fund, a Delaware business trust, (the "Fund") was organized on August 23, 1996 and commenced operations on September 27, 1996. The Fund seeks to achieve a high level of current income by purchasing loans where the obligor is having trouble meeting the loan's contractual requirements. The loans that the Fund purchases are typically secured by commercial real estate.

         The Fund has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended ("1940 Act").


2.  SIGNIFICANT ACCOUNTING POLICIES

     A. Basis of Presentation- The financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 6 of Regulation S-X. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Fund believes that the information that is presented is a fair representation and reflects all which are necessary for a fair presentation of the results of operations for the interim periods.

     B. Security Valuation -There is no publicly quoted market for the Fund's impaired loan portfolio. As such, the fair value of the portfolio is established by the Fund's Board of Trustees using their best judgment. Such values are based upon what the Board believes the Fund could reasonably expect to receive for each impaired loan in an orderly disposition over a reasonable time period.

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

     C. Federal Income Taxes - The Fund intends to elect the special income tax treatment available to "regulated investment companies" under Subchapter M of the Internal Revenue Code. If the Fund qualifies as a regulated investment company and distributes to shareholders annually in a timely manner at least 90% of its "investment company taxable income," as defined by the Code

         (i.e., net investment income, including accrued discount, and net short-term capital gains), it will not be subject to federal income tax on the portion of its taxable investment income and net capital gain distributed to shareholders as required under the Code. In addition, if the Fund distributes in a timely manner 98% of its net capital gain income for each one-year period, and distributes 98% of its investment company taxable income for each calendar year (as well as any income not distributed in prior years), it will not be subject to the 4% nondeductible federal excise tax imposed with respect to certain undistributed income of regulated investment companies.

     D. Distributions to Shareholders - Dividends to shareholders are recorded on the payment date. The Fund declared a dividend of $74,213 for the quarter ended March 31, 1997 payable on or before May 31, 1997 to shareholders of record on March 31, 1997.

     E. Other - Principal and interest payments due on notes held by the Fund are recognized on the date received. Interest income is typically not accrued because of the impaired nature of the Fund's loan portfolio.


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


4.       INVESTMENTS

         The Fund invests primarily in impaired loans of companies that qualify as "eligible portfolio companies" as defined in Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (6). These loans are carried on the Statement of Assets and Liabilities as of September 31, 1996, at fair value, as determined in good faith by the Fund's Board of Trustees.

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


5.       INDEBTEDNESS

         As of March 31, 1997, the Fund had no indebtedness. The Fund has open an $8,000,000 line of credit with a Texas bank.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(1)      Material Changes in Financial Condition

         Net assets during the period declined slightly and will continue to decline for the next few quarters as the loans that were acquired from SWF 1995 Limited Partnership ("SWF 1995") are resolved. This is not a long term trend. The decline is triggered by the realization of a gain over the carrying cost for federal income tax purposes. When the loans were acquired from SWF 1995, the value that was established for the transaction was more than this carrying cost. However, because the loans were acquired in a tax-free exchange, the carrying cast was not adjusted. Instead an unrealized gain was recorded on the Fund's books for the difference between the carrying cost of the loans and their fair value. As the unrealized gain is realized, the Fund is distributing it to shareholders. The distributions have lead to a short term decline in the Fund's net asset value.

         There is a difference of approximately $375,000 ($.41 per share) between the unrealized gain attributed to the remaining assets acquired from SWF 1995 and their carrying basis for federal income tax purposes. There is also approximately $234,000 ($.25 per share) in already realized gain that will have to be distributed by the end of January 1998, further reducing net asset value.

         This decline is similar to stock and bond mutual funds. Such a decline will not occur with new loans that the Fund purchases.

(2)      Material Changes in the Results of Operations

         The three month period ended March 31, 1997 represents the first period in which the Fund was fully operating. We have been very pleased with the quantity and quality of loans that have been available and the price that we have been able to receive for the assets that we have disposed of.

         During the period, we submitted total bids of $19,451,000 and were the successful bidder on two packages with a total cost of $2,076,000 . One loan purchase was particularly important to us because we purchased it directly from a Texas bank instead of through a sealed bid auction. Because we had the luxury of being able to review a complete loan file, ask questions, and talk to the obligor before buying the loan, we felt much more confident about our bid. As a result, the bank also got a better offer from us than they would have had we been asked to review the loan as part of an auction. To us, this was an ideal situation for both parties and we are eagerly pursuing other "private deals."

         We were very pleased with the amount of loans that we were able to either settle or sell during the quarter, particularly since the loan portfolio consists primarily of the harder to work assets remaining in the limited partnership that was acquired in September 1996. The Fund received a total of $1,022,088 during the quarter. Most of these collections came from six loans that we either settled or sold for a total of $927,039. Our overall return on the initial cost of the loan plus all expenses was a very significant 26% annual internal rate of return although we did settle one loan for loss of $20,032. The most significant gain was $119,439 on one loan which we had purchased as part of a package of loans but had assigned no cost.


PART II - OTHER INFORMATION

1.       LEGAL PROCEEDINGS
         None.

2.       CHANGES IN SECURITIES
         (b)  None.
         (c)  None.

3.       DEFAULTS UPON SENIOR SECURITIES
         (c)  None.
         (d)  None.

1.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

2.    OTHER INFORMATION
      None.

           6.   EXHIBITS AND REPORTS ON FORM 8-K
           (a)  EXHIBITS-

                (2) Plan of acquisition, reorganization, arrangement,
                    liquidation or succession: (None)

                (3)(i) (A)Certificate of Trust of the registrant, as filed
                       August 23, 1996(1)
                       (B)Declaration of Trust of the registrant, dated August 23, 1996(1)

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

                (15)   Letter re unaudited interim financial information: (None)

                (18)   Letter re change in accounting principles: (None)

                (19)   Report furnished to security holders: (None)

                (22) Published report regarding matters submitted to vote of security holders: (None)

                (23)   Consents of experts and counsel: (None)

                (24)   Power of attorney: (None)

                (27)   Financial Data Schedule (3)*

           (b)  REPORTS ON FORM 8-K- None.



------------------
(1) Incorporated herein by reference from the registrant's initial registration statement on Form 10 (File No. 0-21443), as filed with the Commission on September 27, 1996.

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


                                   PLYMOUTH COMMERCIAL MORTGAGE FUND

May 15, 1997                         /s/ Robert R. Swendson
                                   ---------------------------------------------
                                   Robert R. Swendson, President and
                                   Chief Executive Officer


May 15, 1997                         /s/ John C. Mosher
                                   ---------------------------------------------
                                   John C. Mosher, Vice President and
                                   Chief Financial Officer (Principal
                                   Financial Officer)