Form 10-Q
period 1997-06-30
PLYMOUTH COMMERCIAL MORTGAGE FUND
filed 1997-08-14
CIK 1022105

     As filed with the Securities and Exchange Commission on August 14, 1997

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

          [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For quarterly period ended June 30, 1997

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

                            [X]   Yes      [ ]   No


As of August 14, 1997, 921,627 of the registrant's common shares of beneficial interest, no par value, were outstanding.

PART I - FINANCIAL INFORMATION

                       PLYMOUTH COMMERCIAL MORTGAGE FUND
                      Statement of Assets and Liabilities
                      June 30, 1997 and December 31, 1996
                                  (unaudited)


                                                                                 June 30, 1997              December 31, 1996
                                                                                 -------------              -----------------
                     Assets
                     ------
Investments in securities at fair value, cost
of $8,257,943 and $2,189,090                                                 $            8,626,844    $               2,763,554
Investments in affiliates                                                                   398,772                      130,566
Cash                                                                                        535,908                    5,082,109
Repurchase Agreement                                                                            -                        502,351
Accounts Receivable                                                                           2,427                        6,451
Organization Costs                                                                           88,400                      104,000
Other Assets                                                                                456,400                      103,641
                                                                             ----------------------    -------------------------
Total Assets                                                                 $           10,108,751    $               8,692,672
                                                                             ======================    =========================


                   Liabilities
                   -----------
Accounts Payable                                                             $               35,519    $                  66,822
Investment Advisory Fee Payable                                                              43,647                       16,677
Dividend Payable                                                                              6,176                          -
Note Payable                                                                              1,552,680                          -
Escrow Funds                                                                                 38,388                       16,927
                                                                             ----------------------    -------------------------
Total Liabilities                                                                         1,676,410                      100,426


                   Net Assets
                   ----------
Common shares of beneficial interest, no par
value, 1,750,000 shares authorized, 921,627
shares issued and outstanding                                                             7,976,773                    7,976,773
Accumulated undistributed net investment loss                                              (323,490)                    (168,039)
Accumulated undistributed net realized gains net of distributions of
$149,890 and $69,501                                                                        383,533                      132,930
Accumulated undistributed equity in earnings of
subsidiary                                                                                   26,624                       76,118
Accumulated undistributed unrealized gain on investments                                    368,901                      574,464
                                                                             ----------------------    -------------------------
Total Net Assets ($9.15 and $9.32 per share)                                              8,432,341                    8,592,246

Total Liabilities & Net Assets                                               $           10,108,751    $               8,692,672
                                                                             ======================    =========================

   The accompanying notes are an integral part of these financial statements.

                       PLYMOUTH COMMERCIAL MORTGAGE FUND
                            Statement of Operations
         for the 3 month period and 6 month period ended June 30, 1997
                                  (unaudited)


                                                                             For the three months       For the six  months
                                                                              ended June 30,1997        ended June 30, 1997
                                                                            ---------------------     ---------------------
Investment Income:
 Interest                                                                      $           64,457      $           111,215
 Other Investment Income                                                                   34,909                  107,796
                                                                               ------------------      -------------------
 Total Investment Income                                                                   99,366                  219,011

Expenses:
 Operating Expenses                                                                       102,314                  214,705
 Management Fees                                                                          100,451                  159,757
                                                                               ------------------      -------------------
Total Expenses                                                                            202,765                  374,462


Net Investment Loss                                                            $         (103,399)     $          (155,451)

Realized gain on sale of investments                                                          -                    268,628
Realized gain on collection of notes                                                       14,419                   62,364
Change in unrealized appreciation on assets                                                28,555                 (205,564)
Equity in earnings of affiliate                                                           (49,494)                 (49,494)
                                                                               ------------------      --------------------
Net increase (decrease) in net assets resulting from operations                $         (109,919)     $           (79,517)
                                                                               ===================     ====================


   The accompanying notes are an integral part of these financial statements.

                       PLYMOUTH COMMERCIAL MORTGAGE FUND
                       Statement of Changes in Net Assets
                   for the 6 month period ended June 30, 1997
                                  (unaudited)


Operations before distribution:
Net investment loss                                        $             (155,451)
Net realized gain on sale of investments                                  268,628
Net realized gain on collections                                           62,364
Changes in unrealized appreciation on investments                        (205,564)
Equity in earnings of affiliates                                          (49,494)
                                                           -----------------------
Net decrease in net assets from operations
  before distributions                                                    (79,517)


Distributions to shareholders from
Net realized gain on investments                                          (80,388)
                                                           -----------------------
Total decrease in net assets                                             (159,905)

Net Assets, beginning of period                                         8,592,246
                                                           -----------------------
Net assets, end of Period                                  $            8,432,341



Per Share Data

Investment income                                          $                 0.24
Expenses                                                                    (0.41)
Net realized gain on sale of investment                                      0.29
Net realized gain on collection of notes                                     0.07
Equity in earnings of affiliate                                             (0.05)
Change in unrealized appreciation on assets                                 (0.22)
                                                           -----------------------
Increase in net assets from operations before
distributions                                                               (0.08)


Distributions from realized gain on securities                              (0.09)
                                                           -----------------------
Net Increase (decrease) in net asset value                                  (0.17)


Net asset value:
Inception                                                                    9.32
                                                           -----------------------
End of period                                              $                 9.15
                                                           =======================

Ratios:
Ratio of expenses to average assets(%)                                        (4)%
Ratio of net investment income to average assets(%)                           (2)%

   The accompanying notes are an integral part of these financial statements.

                       PLYMOUTH COMMERCIAL MORTGAGE FUND
                             Statement of Cashflows
                   for the 3 month period ended June 30, 1997
                                  (unaudited)



Cash flows from operating activities:
Decrease in net assets from operations before distributions       $              (79,517)

Adjustments to reconcile increases in net assets from operations before distributions to net cash used by operating activities:

         Amortization of organization costs                                       15,600
         Change in unrealized appreciation on investments                        205,564
         Increase in other assets                                               (352,760)
         Equity in loss of affiliates                                             49,494
         Decrease in receivables                                                   4,024
         Decrease in payables                                                    (31,303)
         Increase in advisory fee payable                                         26,970
         Increase in escrow                                                       21,461
                                                                  ----------------------
Net cash used by operating activities                                           (140,467)

Cash flow from investing activities

         Purchase of securities                                               (7,189,286)
         Sale of securities/principal collection on securities                   840,733
         Investment in affiliate                                                 (38,000)
                                                                  -----------------------
Net cash used by investing activities                                         (6,386,552)


Cash flow from financing activities:

         Loan proceeds net of payments                                         1,552,680
         Distribution from net realized gain on investments                      (74,213)
                                                                  -----------------------
Net cash provided by financing activities                                      1,478,467

Net decrease in cash and cash equivalents                                     (5,048,552)


Cash and cash equivalents at beginning of period                               5,584,460
                                                                  ----------------------
Cash and cash equivalents at end of period                        $              535,908
                                                                  ======================





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


2. SIGNIFICANT ACCOUNTING POLICIES

    A. Basis of Presentation - The financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 6 of Regulation S-X. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Fund believes that the information that is presented is a fair representation and reflects all adjustments which are necessary for a fair presentation of the results of operations for the interim periods.

    B. Security Valuation - There is no publicly quoted market for the Fund's impaired loan portfolio. As such, the fair value of the portfolio is established by the Fund's Board of Trustees using their best judgment. Such values are based upon what the Board believes the Fund could reasonably expect to receive for each impaired loan in an orderly disposition over a reasonable time period.

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

    D. Distributions to Shareholders - Dividends to shareholders are recorded on the payment date. The Fund declared a dividend of $6,176 for the quarter ended June 30, 1997 to shareholders of record on June 30, 1997. The Fund has distributed a total of $80,388 this year.

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


4. INVESTMENTS

     The Fund invests primarily in impaired loans of companies that qualify as "eligible portfolio companies" as defined in Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in
Section 55(a)(1) through (6). Pursuant to section 55, loans from eligible portfolio companies must represent 70% of the value of the Fund's total assets before the Fund may purchase any loans that are not from eligible portfolio companies. This percentage is difficult to maintain because the Fund must purchase loans in package that may include some loans made by individuals who do not meet the definition of an eligible portfolio company. As of June 30, 1997 qualifying loans represented approximately 57% of the total value of the Fund's assets. The Fund has requested that the Securities and Exchange Commission grant the Fund exemptive relief in order to allow the Fund to invest in loans that are made by individual but that were made for commercial purposes.

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

These loans are carried on the Statement of Assets and Liabilities as of June 30, 1997, at fair value, as determined in good faith by the Fund's Board of Trustees.

5. INDEBTEDNESS

As of June 30, 1997, the Fund had indebtedness of $1,552,680. The Fund has open an $8,000,000 line of credit with a Texas bank.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

1)  Financial Condition
During the six month period ended June 30, 1997, Plymouth purchased 60 loans with a total cost of $7,189,286 and a total outstanding principal balance of $13,506,000. Of these purchases, a total of 6 loans with a total principal balance of $3,238,722 were purchased directly from a Texas bank pursuant to a developing relationship that we first mentioned last quarter. As a result of these purchases and one subsequent purchase, the Fund now owns a total of 69 loans under management and 3 pieces of real estate held by a subsidiary.

The Fund has fully invested its available equity and has borrowed additional capital pursuant to an $8,000,000 line of credit. As of August 11, 1997 Plymouth had outstanding borrowings of $2,275,341. Plymouth intends to use this line of credit to make additional purchases and has also begun considering options to increase its capital base.

2)  Results of Operations
Six Months ended June 30, 1997
For the six-month period ended June 30, 1997, the company recorded total collections of $1,306,579. The majority of these collections came from six loans that were either settled or sold in the first quarter for a total of $927,039. The annual internal rate of return on the loans (including interim expenses) was 26%, although one loan was settled for a loss of $20,032. The most significant gain was $119,439 on one loan that had no assigned cost.

Plymouth recorded a loss of $79,517 for the six-month period ended June 30, 1997 based on generally accepted accounting principles. The loss is primarily because most of the Fund's portfolio consists of new loans that have not generated much cashflow and for which the ultimate cash recovery has not been well established. With the exception of two small loans disposed of in the second quarter, Plymouth has received only monthly principal and interest payments from the loans that it has recently acquired. Plymouth realizes profits primarily when the loan is disposed of either through sale or settlement. This process can take anywhere from nine to eighteen months.

For accounting purposes this gain or loss on disposition will most likely be recorded when the Fund's Board of Trustees revalues the loans based upon the perceived outcome. Because the new loans have not been held long, the Board chose to leave most of these loans at their acquisition cost. Revising a loan's value based on this information will have a material impact on earnings in future quarters.

By comparison the Fund recorded net income and capital gains for the same period of approximately $115,179 based on federal income tax accounting
methods.   The difference between the Fund's earnings on a GAAP basis and on a federal income tax basis reflects the initial markup to fair value to the loans acquired from SWF 1995 Limited Partnership ("SWF 1995"). Based upon the net income and capital gains reported for federal income tax purposes, the Board of Trustees has declared distributions of $57,589 for this period (50% of the net income and capital gains). Plymouth also made an additional distribution of $22,799 in April for a portion of the capital gains recognized in 1996.


Three Months ended June 30, 1997
For the three-month period ended June 30, 1997, the Fund recorded total collections of $284,176. These collections came primarily from monthly payments made pursuant to obligations that the Fund holds. Only two smaller assets were settled in the second quarter for $16,652. The assets cost the Fund $8,938.

Plymouth recorded a loss of $109,919 for the three-month period because the Fund's loan portfolio primarily consists of newly acquired loans. Plymouth realizes profits primarily when the loan is disposed of, either through sale or settlement. This process can take anywhere from nine to eighteen months on average.

For the present period, the Fund's Board of Trustees chose to leave the value of most of the newly acquired loans at their cost until Plymouth's adviser has been able to determine how it will recover the amount owed and how much can be recovered. Revising a loan's value will have a material impact on earnings in future quarters.


PART II - OTHER INFORMATION

1.   LEGAL PROCEEDINGS
     None.

2.   CHANGES IN SECURITIES
     (a)     None.
     (b)     None.

3.   DEFAULTS UPON SENIOR SECURITIES
     (a)     None.
     (b)     None.

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

5.   OTHER INFORMATION

     Lon A. Critchfield, former Senior Vice President of Plymouth Commercial Mortgage Fund, resigned as an officer of Plymouth and left the employment of Greystone Advisers, Inc. In March 1997, Mr. Critchfield was an important part of both the asset review and asset resolution function of Plymouth. To fill those roles, John Mosher and Larry Krause have become active in asset review. Ted Hanes has assumed Mr. Critchfield's responsibilities as to asset resolution.
     Mr. Krause's former accounting responsibilities have been filled by the new hire of Patrick J. Panzarella, a certified public accountant. Management believes that the gap left by Mr. Critchfield has been adequately filled.

     The National Securities Markets Improvement Act of 1996 altered the allocation of regulation of investment advisers between the federal government and states. Pursuant to this reglation, because Greystone Advisers, Inc. does not have at least $25,000,000 in assets under management, it withdrew its federal investment adviser registration as of July 8, 1997 and currently has an application pending with the state of Texas. Management does not expect the change from federal to state regulation of Greystone to have any effect on Plymouth or its operations.

     Plymouth's assets were formerly subject to a custodial agreement with Comerica Bank--Texas, N.A. Comerica, however, discontinued its custodial operations, and Plymouth has entered into another custodial agreement with Broadway National Bank of San Antonio, Texas.
     Management does not expect the change of custodian to have any effect on Plymouth or its operations.

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

           (10) (A)Investment Advisory Agreement by and between the registrant and Emerald Advisers, Inc. (former name of Greystone Advisers, Inc.), dated September 22, 1996(2)
                    (B)Custodial Agreement by and between Broadway National Bank, Comerica Bank-Texas and the registrant, dated June 16, 1997*

           (15)Letter re unaudited interim financial information: (None)

           (18)Letter re change in accounting principles: (None)

           (19)Report furnished to security holders: (None)

           (22)Published report regarding matters submitted to vote of security holders: (None)

           (23)Consents of experts and counsel: (None)


--------------------

(1)Incorporated herein by reference from the registrant's initial registration statement on Form 10 (File No. 0-21443), as filed with the Commission on September 27, 1996.

(2)Incorporated herein by reference from amendment #1 of the registrant's initial registration statement on Form 10 (File No.
0-21443), as filed with the Commission on January 15, 1997.

           (24)Power of attorney: (None)

           (27)Financial Data Schedule(3)*

   (B) REPORTS ON FORM 8-K- None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          PLYMOUTH COMMERCIAL MORTGAGE FUND

June 14, 1997               /s/ Robert R. Swendson
                          -----------------------------------------------
                          Robert R. Swendson, President and
                          Chief Executive Officer


June 14, 1997               /s/ John C. Mosher
                          -----------------------------------------------
                          John C. Mosher, Vice President and
                          Chief Financial Officer (Principal Financial Officer)




--------------------

(3)Filed herewith.