Form 10-Q
period 1997-09-30
PLYMOUTH COMMERCIAL MORTGAGE FUND
filed 1997-11-14
CIK 1022105

    As filed with the Securities and Exchange Commission on November 14,1997

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For quarterly period ended September 30, 1997

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

                          c/o Greystone Advisers, Inc.,
                          13333 Blanco Road, Suite 314
                          San Antonio, Texas 78216-7756
          (Address of principal executive offices, including zip code)

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

                                     [X] Yes [ ] No


As of November 14, 1997, 921,627 of the registrant's common shares of beneficial interest, no par value, were outstanding.

PART I - FINANCIAL INFORMATION

                        PLYMOUTH COMMERCIAL MORTGAGE FUND
                       Statement of Assets and Liabilities
                    September 30, 1997 and December 31, 1996
                                   (unaudited)


                                                                           September 30, 1997              December 31, 1996
                                                                           ------------------              -----------------
                                     Assets
                                     ------

Investments in securities at fair value, cost of $9,856,544
and $2,189,090                                                                   $         10,419,512       $          2,763,554
Investments in affiliates                                                                     461,509                    130,566
Cash                                                                                           67,186                  5,082,109
Repurchase Agreement                                                                                -                    502,351
Accounts Receivable                                                                             2,227                      6,451
Organization Costs                                                                             80,600                    104,000
Other Assets                                                                                   56,175                    103,641
                                                                                 --------------------       --------------------
Total Assets                                                                     $         11,087,209       $          8,692,672
                                                                     ================================    =======================

                                 Liabilities
                                 -----------
Accounts Payable                                                                 $             34,013       $             66,822
Investment Advisory Fee Payable                                                                53,916                     16,677
Dividend Payable                                                                              153,207                          -
Note Payable -Loan Purchase                                                                   437,779                          -
Note Payable                                                                                1,739,827                          -
Escrow Funds                                                                                   47,401                     16,927
                                                                                 --------------------       --------------------
Total Liabilities                                                                           2,466,143                    100,426

                                 Net Assets
                                 ----------
Common shares of beneficial interest, no par value, 1,750,000 shares
authorized, 921,627 shares issued and outstanding                                           7,976,773                  7,976,773
Accumulated undistributed net investment loss                                               (430,546)                  (168,039)
Accumulated undistributed net realized gains net of distributions of
$303,097 and $69,501                                                                          402,627                    132,930
Accumulated undistributed equity in earnings of subsidiary                                    109,244                     76,118
Accumulated undistributed unrealized gain on investments                                      562,968                    574,464
                                                                                 --------------------       -------------------
Total Net Assets  ($9.35 and $9.32 per share)                                               8,621,065                  8,592,246

Total Liabilities & Net Assets                                                   $         11,087,209       $          8,692,672
                                                                     ================================    =======================



   The accompanying notes are an integral part of these financial statements.

                        PLYMOUTH COMMERCIAL MORTGAGE FUND
                             Statement of Operations
                                   (unaudited)


                                                                 For the three       Inception      For the nine       Inception
                                                                  months ended    (September 27,    months ended     (September 27,
                                                                   September         1996) to         September        1996) to
                                                                    30,1997         September 30       30,1997        September 30
                                                                                       1996                              1996
                                                ----------------------------------------------------------------------------------
Investment Income:
 Interest                                                           $ 175,189        $       -        $ 286,404        $       -
 Other Investment Income                                                2,985                -          110,781                -
                                                                   ----------       ----------       ----------       ----------
Total Investment Income                                               178,174                -          397,185                -

Expenses:
 Operating Expenses                                                   124,451          136,856          339,156          136,856
 Management Fees                                                      160,779                -          320,536                -
                                                                   ----------       ----------       ----------       ----------
Total Expenses                                                        285,230          136,856          659,692          136,856

Net Investment Loss                                                  (107,056)        (136,856)        (262,507)        (136,856)

Realized gain on sale of investments                                   29,092                -          297,720                -
Realized gain on collection of notes                                  143,209                -          205,573                -
Change in unrealized appreciation on assets                           194,068          773,985          (11,496)         773,985
Equity in earnings of affiliate                                        82,620                -           33,126                -
                                                ----------------------------------------------------------------------------------
Net increase (decrease) in net assets resulting
from operations                                                     $ 341,933        $ 637,129        $ 262,416        $ 637,129
                                                ==================================================================================


   The accompanying notes are an integral part of these financial statements.

                        PLYMOUTH COMMERCIAL MORTGAGE FUND
                       Statement of Changes in Net Assets
                                   (unaudited)



                                                                                 Inception                         Inception
                                                             For the three      (September 27,    For the nine    (September 27,
                                                              months ended        1996) to        months ended       1996) to
                                                               September        September 30       September       September 30
                                                                30,1997            1996             30,1997            1996
                                                            ---------------------------------------------------------------------
Operations before distribution:
Net investment loss                                           $  (107,056)      $  (136,856)      $  (262,507)        $  (136,856)
Net realized gain on sale of investments                           29,092                 -           297,720                   -
Net realized gain on collections                                  143,209                 -           205,573                   -
Changes in unrealized appreciation on investments                 194,068           773,985           (11,496)            773,985
Equity in earnings of affiliates                                   82,620                 -            33,126                   -
                                                            ---------------------------------------------------------------------
Net increase in net assets from operations
     before distributions                                         341,933           637,129           262,416             637,129


Distributions to shareholders from:
Net realized gain on investments                                 (153,209)                -          (233,597)                  -
                                                                        -         1,690,621                 -           1,690,621
                                                            ---------------------------------------------------------------------
Total increase in net assets                                      188,724         2,327,751            28,819           2,327,751

Net Assets, beginning of period                                 8,432,341                 -         8,592,246                   -
Net assets, end of Period                                     $ 8,621,065       $ 2,327,751       $ 8,621,065         $ 2,327,751
                                                            =====================================================================


PER SHARE DATA

Investment income                                             $      0.19       $         -       $      0.43         $         -
Expenses                                                            (0.31)            (0.62)            (0.72)              (0.62)
Net realized gain on sale of investment                              0.03                 -              0.32                   -
Net realized gain on collection of notes                             0.16                 -              0.22                   -
Equity in earnings of affiliate                                      0.09                 -              0.04                   -
Change in unrealized appreciation on assets                          0.21              3.49             (0.01)               3.49
                                                            ---------------------------------------------------------------------
Increase in net assets from operations before distributions          0.37              2.87              0.28                2.87

                                                                        -              7.63                 -                7.63
Distributions from realized gain on securities                      (0.17)                -             (0.25)                  -
                                                            ---------------------------------------------------------------------
Net Increase (decrease) in net asset value                           0.20             10.50              0.03               10.50

Net asset value:
Beginning of period                                                  9.15                 -              9.32                   -
                                                            ---------------------------------------------------------------------
End of period                                                 $      9.35       $     10.50       $      9.35         $     10.50
                                                            =====================================================================
Ratio:
Expenses to Average Assets                                             (3)%              (1)%              (8)%                (1)%
Net Investment Income to Average Assets                                (1)%              (1)%              (3)%                (1)%


   The accompanying notes are an integral part of these financial statements.

                        PLYMOUTH COMMERCIAL MORTGAGE FUND
                             Statement of Cashflows
                                   (unaudited)




                                                                                                       Inception (September 27,
                                                                            For the nine months         1996) to September 30
                                                                          ended September 30, 1997              1996
                                                                          ------------------------------------------------------
Cash flows from operating activities
Increase in net assets from operations before distributions                $    262,416                    $    637,129

Adjustments to reconcile increases in net assets from
     operations before distributions to net cash provided
      (used) by operating activities:
             Amortization of organization costs                                  23,400                               -
             Change in unrealized appreciation on investments                    11,496                        (773,985)
             Changes in other assets                                             47,466                        (111,800)
             Equity in loss of affiliates                                       (33,126)                           (500)
             Changes in receivables                                               4,224                            (210)
             Changes in payables                                                (32,809)                         82,038
             Changes in advisory fee payable                                     37,239                               -
             Increase in dividend payable                                       153,207                               -
             Increase in Carlton note payable                                   437,779                               -
             Increase in escrow                                                  30,474                               -
                                                                        -----------------------------------------------
Net cash provided by operating activities                                       941,766                        (167,328)

Cash flow from investing activities
              Purchase of securities                                        (10,080,578)                     (2,716,515)
              Sale of securities/principal collection on securities           2,033,825
              Investment in affiliate                                            81,483
                                                                        -----------------------------------------------
Net cash used by investing activities                                        (7,965,270)                     (2,716,515)

Cash flow from financing activities:
                Loan proceeds net of payments                                 1,739,826                       1,229,871
                Issuance of equity                                                    -                       1,690,621
                Distribution from net realized gain on investments             (233,597)                              -
                                                                        -----------------------------------------------
Net cash provided by financing activities                                     1,506,229                       2,920,492

Net decrease in cash and cash equivalents                                    (5,517,275)                         36,650

Cash and cash equivalents at beginning of period                              5,584,460                               -
                                                                        -----------------------------------------------
Cash and cash equivalents at end of period                                 $     67,186                    $     36,650
                                                                        ===============================================

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


2.  SIGNIFICANT ACCOUNTING POLICIES

      A. Basis of Presentation - The financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 6 of Regulation S-X. Accordingly, Certain information and notes that are required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes included in the Fund's most recent annual report on Form 10-K. Interim statements are subject to possible adjustments in connection with the annual audit of the Fund. Management believes all adjustments necessary for a fair presentation of these interim statements have been included.

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

      C. Federal Income Taxes - The Fund has elected the special income tax treatment available to "regulated investment companies" under Subchapter M of the Internal Revenue Code. If the Fund qualifies as a regulated investment company and distributes to shareholders annually in a timely manner at least 90% of its "investment company taxable income," as defined by the Code (i.e., net investment income, including accrued discount, and net short-term capital gains), it will not be subject to federal income tax on the portion of its taxable investment income and net capital gain distributed to shareholders. In addition, if the Fund distributes in a timely manner 98% of its net capital gain income for each fiscal year, and distributes 98% of its investment company taxable income for each calendar year (as well as any income not distributed in prior years), it will not be subject to the 4% nondeductible federal excise tax imposed with respect to certain undistributed income of regulated investment companies.

      D. Distributions to Shareholders - Dividends to shareholders are recorded on the payment date. The Fund declared a dividend of $153,207 for the quarter ended September 30, 1997 to shareholders of record on September 30, 1997. The Fund has distributed a total of $233,595 this year.

      E. Other - Principal and interest payments due on notes held by the Fund are recognized on the date received. Interest income is typically not accrued because of the impaired nature of the Fund's loan portfolio.


3.  INVESTMENT ADVISORY AGREEMENT

      The Fund has to entered into an Investment Advisory Agreement (the "Agreement") with Greystone Advisers, Inc., a Delaware corporation, (the "Adviser"). Initially, the Adviser was a federally registered investment adviser under the Investment Advisers Act of 1940. The Securities Markets Improvements Act of 1996, however, altered the requirements for federal investment adviser registration. To maintain its federal registration, the Adviser would have needed to have at least $25,000,000.00 in assets under management. Accordingly, as of July 8, 1997, the Adviser was required by law to, and did, withdraw its federal registration. Further, upon consultation with Texas securities counsel, the Adviser determined that it was not required to have a Texas investment adviser registration. Accordingly, until such time as the Adviser reaches $25,000,000.00 under management, it will have no investment adviser registration. When that threshold is achieved, it intends to reregister under the Investment Advisers Act.

      Under the Agreement, the Adviser manages the investments of the Fund, subject to the supervision and control of the Fund's Board of Trustees. Specifically, the Adviser identifies, evaluates, structures, closes and monitors the investments made by the Fund. The Agreement remains in effect until September 22, 1998. Thereafter, it will need to be renewed at least annually by the Board of Trustees, including a majority of its members casting their votes in person who are not "interested persons" of the Fund (as defined by the 1940
Act) at a meeting called for the purpose of voting on such approval, or by "vote of a majority of the outstanding voting securities" of the Fund. The Agreement can be terminated by the Fund at any time, without payment of any penalty, on sixty day's written notice to the Adviser if the decision to terminate has been made by the Board of Trustees or by "vote of a majority of the outstanding voting securities" of the Fund. The Agreement will terminate automatically in the event of its assignment.

      The Adviser is required to pay all expenses that are incurred in rendering its services. Generally, these expenses include the cost of office space, telephone service, equipment and personnel required to perform its obligations under the Agreement. The Fund will be required to pay its operating expenses and reimburse the Adviser promptly for expenses that the Adviser may pay on the Fund's behalf, except those specifically required to be borne by the Adviser under the Agreement. Without limitation, the expenses to be borne by the Fund will include: all expenses of any offering and sale by the Fund of its shares; the fees and disbursements of the Fund's counsel, accountants, and custodian; fees and expenses incurred in producing and effecting filings with federal and state securities administrators; costs of the Fund's periodic reports to and other communications with the Fund's shareholders; fees and expenses of members of the Fund's Board of Trustees who are not directors, officers or employees of the Adviser; premiums for the fidelity bond maintained by the Fund; all costs related to portfolio investments, including without limitation financing costs, legal and accounting fees, expenses related to protecting or maintaining the value of the loan portfolio or its underlying collateral, and other professional or technical fees and expenses (e.g., credit reports, title searches and delivery charges, property taxes, insurance premiums, long-distance telephone charges, costs of specialized consultants such as accountants or industry-specific technical experts, and travel expenses) incurred in acquiring, monitoring, negotiating, working-out, and effecting disposition of such investments, as well as responding to any litigation arising therefrom; and all expenses related to any borrowings by the Fund.

      During the term of this Agreement, the Fund pays to the Adviser, on the 15th day of each month: (a) a fee calculated at an effective annual rate of 5.94% of the Fund's invested assets as of the end of the previous month; and (b) a fee calculated at an effective annual rate of 0.48% of the Fund's cash and short-term investments as of the end of the previous month. For purposes of calculating the fee to be paid on a monthly basis, "invested assets" means the asset value as determined by the Board as of the end of the previous fiscal quarter minus cash, short-term investments, intangible assets, and the amount of collections applied to the carrying value of the loan portfolio since the end of the previous quarter, plus the cost of loans purchased and capitalized advances to protect portfolio investments or underlying collateral since the end of the previous quarter.


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

Generally, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement unless the borrower receives material assistance. While several types of impaired loans are available for purchase, the Fund's portfolio is concentrated in impaired loans secured by commercial real estate. For both financial and regulatory reasons, commercial banks, either directly or indirectly through the FDIC, make these loans available for sale in packages with prices that are typically more than $1 million per package. Quite often the sale of impaired loans in this market offers creditors the only alternative to foreclosure.


5.     INDEBTEDNESS

      The Fund has an $8,000,000 line of credit with a Texas bank that is secured by a first lien on all of the Fund's assets. As of September 30, 1997 the Fund had borrowed $1,739,827 on the credit facility. As of November 14, 1997, the Fund had increased its borrowings to $7,828,431 in order to finance new loan purchases.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

1)    Financial Condition
      During the nine month period ended September 30, 1997, Plymouth purchased 74 loans with a total cost of $10,080,578 and a total outstanding principal balance of $18,607,703. The Fund's net asset value per share increased to $9.35 from $9.32 at the end of fiscal 1996 as result of continuing collection efforts. The amount is expected to decrease by year-end as result of required distributions to shareholders. Had the entire amount of taxable net investment income and capital gains been distributed at the end of September, the Fund's net asset value would have been reduced from $9.35 to $9.22.

      Since the end of the third quarter, the Fund has purchased an additional 73 loans for a total cost of $7,940,078. The loans were purchased at auction from a variety of governmental and non-governmental entities. As a result of these additional purchases, the Fund has effectively exhausted its available capital. The Fund's management plans to offer additional equity and a small amount of preferred stock to current shareholders in order to raise additional capital to take advantage of year-end auctions. The offering will be for up to $5,000,000. It is expected to commence by the middle of November and close by the middle of December 1997. It is expected that the Fund will have to offer a very high rate of return on the preferred shares to attract the capital quickly. The Fund may also have a significant financial incentive to offer to redeem the preferred stock and a portion of the common shares in fiscal year 1998. In addition, prior to making the redemption offer, the Fund may be restricted in the amount of senior indebtedness that it may incur. Despite these features, management believes that raising new capital in this way will be beneficial to its current shareholders.

      In anticipation of the new capital being raised, the Fund has been actively reviewing loans and by November 14, 1997 has submitted bids of approximately $4,500,000. The closing dates for these sales are during the first two weeks of December. Management does not believe that the Fund will be the successful bidder in every instance.

      The Fund's loan portfolio currently consists of 167 loans in varying stages of collections and 3 pieces of real estate. As of September 30, 1997, the percentage of the value of total assets represented by loans from eligible portfolio companies to other Fund assets was approximately 68%. As a result of collection activities and new loan purchases the ratio has declined to approximately 64% on November 14, 1997. The Fund is required to have 70% of the value of its assets invested in either obligations of "eligible portfolio companies" (as defined by the 1940 Act), cash, or cash equivalents prior to investing in any assets that are not obligations of eligible portfolio companies. Because the Fund's ratio is currently below 70% it is restricted in the types of investments it can make prior to either raising new capital or collecting on its current unqualified assets. When the Fund has not been able to purchase all of the assets of a loan package because of the restriction on purchasing "unqualified" assets, management has sought the assistance of other distressed loan purchasers. These companies have agreed to submit a joint bid with the Fund for those assets that the Fund could not purchase. The other purchasers have purchased approximately $1,000,000 in loans that the Fund could not purchase. The Fund has an exemptive relief request pending with the Securities and Exchange Commission to allow the Fund to re-categorize some of the loans in its portfolio as qualified loans. The granting of such relief would significantly improve the Fund's ratio. To date, management has not received an indication whether this relief will be granted on not.


2)  Results of Operations
Nine Months ended September 30, 1997
            For the nine-month period ended September 30, 1997, the Fund recorded total collections of $2,823,525 and sold one real estate property for $142,256. Sales of loans accounted for $1,151,391 of collections during the period and loan settlements accounted for $1,142,655. The balance was derived from contractual loan payments. The Fund realized an average percentage gain over cost of 32% on the settled assets and sold real estate.

            The Fund recorded expenses of $659,692 during the nine-month period. The expenses were primarily related to advisory fees ($320,536), interest and unused fees on the Fund's line of credit ($63,636), and legal expenses $102,445 primarily related to debt collection.

      The Fund's recorded increase in net assets for the nine month period of $262,416 compares to $338,119 in net income and capital gains that was recorded based on federal income tax accounting methods ("Tax"). The amount recorded for Tax purposes is important because the dividend paid to the Fund's common stockholders is based on the Tax amounts. The difference between the Fund's earnings on a GAAP basis and on a Tax basis is primarily related to the timing of the recognition of gains between GAAP and Tax. GAAP requires that the Fund increase the value of its portfolio to a "fair value" (see above "Security Valuation") and Tax does not allow for the recognition until the cash has actually been received. For this nine-month period, the difference is primarily related to continuing settlements on the loans acquired from SWF 1995 Limited Partnership.

            Based upon the net income and capital gains reported for Tax purposes, the Board of Trustees has declared a distribution of $153,207 (75% of the net income and capital gains based on tax accounting methods for the nine months ended September 30, 1997). The brings total distributions for the nine month period to $233,597. Plymouth also made a distribution of $22,799 in April for a portion of the capital gains recognized in 1996.


Three Months ended September 30, 1997
            For the three-month period ended September 30, 1997, the Fund recorded total collections of $1,540,582. Sales of loans accounted for $244,575 of collections during the period and loan settlements accounted for $1,026,698. The balance was derived from contractual loan payments. The Fund realized an average percentage gain over cost of 29% on the settled assets and sold real estate

            The Fund recorded expenses of $285,230 during the three-month period. The expenses were primarily related to advisory fees ($160,778), interest and unused fees on the Fund's line of credit ($72,594), and legal expenses of $5,317 primarily related to debt.

            The Fund's recorded increase in net assets for the nine month period of $262,416 compares to $338,119 in net income and capital gains that was recorded based on federal income tax accounting methods ("Tax"). The amount recorded for Tax purposes is important because the dividend paid to the Fund's common stockholders is based on the Tax amounts. The difference between the Fund's earnings on a GAAP basis and on a Tax basis is primarily related to the timing of the recognition of gains between GAAP and Tax. GAAP requires that the Fund increase the value of its portfolio to a "fair value" (see above "Security Valuation") and Tax does not allow for the recognition until the cash has actually been received. For this nine-month period, the difference is primarily related to continuing settlements on the loans acquired from SWF 1995 Limited Partnership.


Comparable Period ended September 20, 1996
      The Fund began operations on September 27, 1996 with the acquisition of all the assets of SWF 1995 Limited Partnership, a Texas limited partnership. In acquiring the assets, the Fund purchased all of the outstanding partnership interests for a total of 221,577 newly issued common shares of beneficial interest and $123,200 in cash. SWF-95 was subsequently dissolved. The Fund had no other operations during the period.


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

               (10) (A)Investment Advisory Agreement by and between the registrant and Emerald Advisers, Inc. (former name of Greystone Advisers, Inc.), dated September 22, 1996(2)
                        (B)Custodial Agreement by and between Broadway National Bank, Comerica Bank-Texas and the registrant, dated September 27, 1996*

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

               (27)Financial Data Schedule (3)

            (b)  REPORTS ON FORM 8-K- None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          PLYMOUTH COMMERCIAL MORTGAGE FUND

November 14, 1997          /s/ Robert R. Swendson
                          ------------------------
                          Robert R. Swendson, President and
                          Chief Executive Officer


November 14, 1997          /s/ John C. Mosher
                          --------------------
                          John C. Mosher, Vice President and
                          Chief Financial Officer (Principal Financial Officer)


--------

(1) Incorporated herein by reference from the registrant's initial registration statement on Form 10 (File No. 0-21443), as filed with the Commission on September 27, 1996.

(2) Incorporated herein by reference from amendment #1 of the registrant's initial registration statement on Form 10 (File No. 0-21443), as filed with the Commission on January 15, 1997.

(3) Filed herewith.