Form 10-K
period 1997-12-31
PLYMOUTH COMMERCIAL MORTGAGE FUND
filed 1998-03-23
CIK 1022105

     As filed with the Securities and Exchange Commission on March 20, 1998

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

              [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ___________ to ___________

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

There is currently no market for the registrant's shares of beneficial interest. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 1998, was $8,453,800, based upon the price at which the stock was sold. The number of shares outstanding on March 20, 1998 was 921,627.

Documents Incorporated by Reference: Part III incorporates portions of the registrant's definitive proxy statement to be filed on or about April 8, 1998.

                                     PART I

ITEM 1.          BUSINESS.
-------------------------------------------------------------------------------

                                  THE COMPANY
ORGANIZATION

         Plymouth Commercial Mortgage Fund (the "Company" or "Plymouth") is a closed-end management investment company that was organized as a Delaware business trust and began operating on September 27, 1996. The Company has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company may not change the nature of its business so as to cease to be a BDC unless authorized by "the vote of a majority of its outstanding voting securities" as defined in the 1940 Act.

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

         A loan is generally considered impaired when, based on current information and events, it is probable that a creditor will not be able to collect all amounts due according to the contractual terms of the loan. While different types of impaired loans are available for purchase, Plymouth concentrates on purchasing loans secured by commercial real estate. These loans are typically offered to buyers by financial institutions and intermediaries in packages containing multiple loans where the cost can exceed $1 million per package. Quite often this market for impaired loans offers banks the only alternative to foreclosure. Plymouth purchases the loan packages for an amount less than the contractual principal and interest balance. The Company then attempts to recover more than it paid for the loans through several resolution strategies including revising the payment terms, encouraging the borrower to refinance the loan by offering to forgive indebtedness, selling loans to third parties, or foreclosing on the loan's collateral and selling it (this process is known as "resolving"). The Company does not typically hold loans until maturity. Instead, it focuses on maximizing its rate of return per loan and may hold an individual loan for only a short period of time.
Typically an entire loan package can be resolved within 18 months of purchase.

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

         Upon acquiring a newly note, Plymouth contacts the management of the small business and offers assistance that, among other things, includes restructuring the loan to meet the borrower's ability to pay, analyzing a borrower's financial statements, and helping the borrower locate a third-party lender and acquire permanent financing.


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

BORROWING

         To take advantage of the difference between favorable interest rates available from lenders and the expected rates of return from purchased loans, the Company has established a line of credit with a commercial bank (the "Credit Facility"). Such borrowing by the Company combined with any other senior security representing indebtedness will not exceed the maximum amount permitted by the 1940 Act for a BDC. See "BDC Regulation."

         As of December 31, 1997, the Credit Facility had a borrowing ceiling of $8,000,000 and the Company had borrowed $7,981,158. The company had not borrowed any money at the end of 1996. The Credit Facility is secured by a perfected first security interest in substantially all of the Company's assets and expires on September 27, 1998. It is expected that the facility will be renewed prior to its expiration in substantially the same form.

         The interest rate charged by the bank is based upon average borrowings under this facility. For borrowings of up to $2.5 million for the previous quarter, the interest rate on the Credit Facility is prime plus 1.5%; for average borrowings of between $2.5 million and $5.0 million for the previous quarter, the interest rate is prime plus 1.0%; and for average borrowings of more than $5.0 million for the previous quarter, the interest rate is prime plus .05%. During the entire 1997 fiscal year, the bank's prime rate was 8.50%. A variable rate based on the London Interbank Offered Rate is also available. Terms of the Credit Facility include periodic third-party auditing, a lock box for receipt of payments, custody by a third-party custodian of primary collateral, certain other fee payments, and loan covenants that require the Company to meet various requirements that may be difficult to maintain at all times.

         The Company may initially borrow up to 60% of the net cost of each new loan that is purchased. This advance percentage, however, is reduced to a lower percentage as the amount of time that Plymouth has held the loan
increases.   The schedule below describes how the advance rate declines:

       Number of Months                         Maximum Advance
       ----------------                         ---------------
 Plymouth has held the Loan                (lessor of net cost or fair value)
 --------------------------                ----------------------------------
               0 to 6                               60%
               6 to 9                               48%
               9 to 12                              45%
              12 to 15                              42%
              15 to 18                              32%
              18 to 21                              24%
              21 to 24                              18%
              after 24                               0%

         Plymouth's borrowing availability is determined by multiplying the net cost of an individual loan by the applicable percentage listed above. Net cost is determined by subtracting from Plymouth's original cost certain payments received by Plymouth from the borrower. Because the percentage of net cost that the bank is willing to advance declines over time, the Company may not be able to borrow $8,000,000 on the Credit Facility at any given time. Additionally, should Plymouth choose to borrow the maximum available to it, the Company would be required to make collections of a certain amount within a short time period to comply with the Credit Facility's provisions.

         All advances under the Credit Facility are subject to the lender's discretion and continued satisfaction with the Company's business and financial condition and operations. The Credit Facility includes several other affirmative and negative covenants with which the Company is complying. Subsequent to year-end the Company did not meet the interest coverage ratio. (See discussing of interest coverage ratio under RESULTS OF OPERATIONS under OTHER ITEMS.)


INVESTMENT ADVISER

         Subject to the terms of an investment advisory agreement (the "Agreement") and the supervision and control of its Board of Trustees, the investments of the Company are directed by Greystone Advisers, Inc. (the "Adviser"). The Adviser is located at 13333 Blanco Road, Suite 314, San Antonio, Texas 78216-7756. In 1996 the Adviser was federally registered. However, the Adviser does not manage at least $25,000,000 in assets, it was forced to withdraw its federal registration in July 1997. The Adviser is currently relying on an exemption from Texas registration requirements.

         INVESTMENT ADVISORY AGREEMENT.   Pursuant to the Agreement, the
Adviser directs the investments of the Company. Specifically, the Adviser identifies, evaluates, resolves and monitors the investments of the Company. The current agreement is in effect until September 22, 1998 and may be extended after this as long as it is approved at least annually, by the Board of Trustees, including a majority of the Trustees who are not "interested persons" of the Company within the meaning of the 1940 Act (see "Shareholder Approval of a New Investment Advisory Agreement" below).

         Under the Agreement, the Adviser is required to pay for such basic services as it needs to effectively satisfy its obligations. These include the cost of office space, telephone, equipment and personnel. The Company is required to pay those expenses which directly relate to its activities. These include all expenses of any offering and sale by the Company of its Shares; fees and disbursements of the Company's outside legal counsel, accountants and custodian; fees and expenses incurred in effecting filings with federal and state securities administrators; costs of the Company's periodic reports and other communications to Shareholders; fees and expenses of members of the Company's Board of Trustees who are not directors, officers or employees of the Adviser; premiums for the fidelity bond maintained by the Company; and all costs related to portfolio investments including, without limitation, financing costs, legal and accounting fees and other professional or technical fees and expenses (i.e., credit reports, title searches, delivery charges, property taxes, insurance premiums, long-distance telephone charges, costs of specialized consultants such as accountants or industry-specific technical experts, and travel expenses) incurred in acquiring, monitoring, negotiating, maintaining, working-out, and effecting the disposition of such investments, as well as responding to any litigation arising therefrom.

         Pursuant to the Agreement, the Company pays the Adviser a monthly management fee which is based on end-of-month asset values, payable on the 15th day of the following month, and is calculated at the annual rate of 5.94% of the Company's "invested assets," including those assets purchased with borrowed capital, and 0.48% of its cash and short-term investments. The value of the Company's "invested assets" is established by the Board of Trustees in good faith and using their best judgment. For purposes of calculating the fee at the end of a month that is not also the end of a calendar quarter, the value of "invested assets" that the Board of Trustees previously established is reduced by the amount of collections applied to the carrying value of the loan portfolio since the end of the previous quarter, plus the cost of loans purchased and capitalized items since the end of the previous quarter. Events that would negatively affect the previous value of an impaired loan are also taken into consideration in calculating the management fee.

         The percentage of assets being charged by the Adviser as a management fee is substantially higher than that paid by most investment companies because of the additional efforts and resources associated with identifying, evaluating, purchasing, renegotiating and collecting impaired loans.

         OPERATIONS.   The Adviser's personnel have had significant experience
purchasing and resolving impaired loans. Most of this experience was derived through work for SouthWest Federated, Inc., a Texas corporation ("SWFI"). Most of the Adviser's employees previously worked for SWFI and two individuals, Robert R. Swendson, the Adviser's President, and Larry D. Krause, the Adviser's Senior Vice President and Controller, helped initially found SWFI.

         From 1989 to 1996, SWFI invested approximately $20 million to purchase more than $180 million in impaired commercial mortgages and consumer loans (outstanding principal balance at the time of purchase). SWFI made these investments as the general partner for several limited partnerships and for its own account. Robert Swendson, the President of the Adviser and SWFI, attributes SWFI's success to thorough due diligence prior to making a bid, experienced and patient negotiations with borrowers, and a focus on generating high investor returns. The Adviser currently assists SWFI to resolve those loans that remain under its management.

         OWNERSHIP. All of the shares of the Adviser's outstanding stock are owned by Robert R. Swendson, who also serves as a trustee and as President of Plymouth. The Adviser has not issued any options, warrants or convertible equity securities of any nature.

         SHAREHOLDER APPROVAL OF A NEW INVESTMENT ADVISORY AGREEMENT. At a regular meeting, the Board of Trustees approved the submission of a new investment advisory agreement to the shareholders for their vote. The new agreement extends the advisory contract until September 22, 1999 and is substantially similar to the terms of the current agreement.


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

     In establishing the fair value of a loan, the Board considers factors about the individual loan as well as the general economy. Such factors include but are not limited to: the type of loan, whether the borrower is currently meeting the contractual terms of the obligation, the length of time that the borrower has or has not been meeting the contractual terms, the probability that the borrower will begin or stop making payments, the value of the collateral and the guarantees securing the loans, the Company's historical experience selling the type of loan being valued, various standard financial measurements, the remaining contract terms, and prevailing interest rates.

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

BDC REGULATION

         Being regulated as a BDC imposes certain limitations upon the operations of the Company. In general, a BDC must be operated for the purpose of making investments in certain types of securities ("Qualifying Assets"). A BDC may not acquire any investment asset other than Qualifying Assets unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the value of the BDC's total investment assets (the "70% Test"). For purposes of meeting the 70% Test, Qualifying Assets generally include cash, cash items, U.S. Government securities, high quality debt securities maturing in one year or less from the time of investment, and securities issued by an "eligible portfolio company."

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

          In order to treat the securities as Qualifying Assets for the purpose of the 70% Test, a BDC must ordinarily "make available managerial assistance" with respect to the issuer of those securities. This means, among other things, any arrangement whereby the BDC, through its directors (e.g., Trustees), officers or employees, offers to provide and, if accepted, does so provide significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company (See managerial assistance). The Company has received a response from the Office of the Chief Counsel, Division of Investment Management, of the Securities and Exchange Commission that allows Plymouth to treat as Qualifying Assets those assets which the Company acquires from third parties and works with the borrower to restructure or refinance.

         APPLICATION FOR A NO-ACTION LETTER. Plymouth has found it difficult to maintain the 70% Test described above because the definition of "eligible portfolio company" appears to exclude loans with makers that are natural persons. Such loans exceed 30% of the secondary market for commercial loans and loans in this market are typically sold in packages that are not segregated by type of maker. There are no assurances that the Company will receive a favorable response to its No-Action Letter in 1998 or the future.

         In 1997, Plymouth had to purchase three packages jointly with other buyers who purchased the loans made by natural persons. This is not a long-term solution for Plymouth. Plymouth has applied to the SEC for a "no-action" letter that, if issued, would permit Plymouth to treat certain loans made by natural persons as qualifying assets. This method of qualifying eligible and ineligible loans would make the standard conform to certain standards used by banks in making commercial loans.

FEDERAL TAX RULES

         Subchapter M of the Internal Revenue Code also regulates the activities of a BDC. In order to qualify, the Company must, among other things: (a) derive in each taxable year at least 90% of its gross income from dividends, interest, gains from the sale of stock or securities, or other income derived with respect to its business of investing in such stock or securities; (b) derive in each taxable year less than 30% of its gross income from the sale of stock or securities held for less than three months (this requirement was removed effective for tax years after August 5, 1997); and (c) diversify its holdings so that at the end of each quarter of the taxable year
(i) at least 50% of the value of the Company's assets consists of cash, cash items, U.S. government securities and other securities if such other securities of any one issuer do not represent more than 5% of the Company's assets or 10% of the outstanding voting securities of the issuer, and (ii) no more than 25% of the value of the Company's assets is invested in the securities of one issuer (other than U.S. government securities and securities of other regulated investment companies) or of two or more issuers that are controlled (as determined under applicable Code rules) by the Company and are engaged in the same or similar trades or businesses.

         In addition to asset and income qualifications, a BDC is restricted as to the amount of leverage that it can incur. Generally, a BDC may not issue any class of senior security representing an indebtedness unless, immediately after such issuance or sale, it will have an asset coverage of at least 200%. "Asset coverage" of a class of senior security representing an indebtedness of an issuer means the ratio which the value of the total assets of such issuer, less all liabilities and indebtedness not represented by senior securities, bears to the aggregate amount of senior securities representing indebtedness of such issuer. At the end of 1997 the asset coverage ratio was 212%.

         Having elected to be regulated as a BDC, the Company may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC unless authorized by "the vote of a majority of its outstanding voting securities" the 1940 Act.

EMPLOYEES AND OFFICERS

         The Company has no employees. All the officers are employed by, and receive their compensation from, the Adviser. Each of the following persons has been duly elected to and now holds the office or offices of the Company set forth opposite his or her name.

 Name                         Position with     Age     Principal Occupations During Past Five Years
 ----                         -------------     ---     --------------------------------------------
                              Company
                              -------
 Kenneth L. Bennight, Jr.     Secretary         50      Mr. Bennight provided legal assistance part-time  for
                              (appointed                SWFI from  1994  through 1996.   He  began full  time
                              September                 employment in December 1996.   From 1991 to 1996, Mr.
                              30,1997)                  Bennight practiced law as a sole practitioner in  San
                                                        Antonio, Texas.

 Ted J. Hanes                 Vice President    58      Mr.  Hanes  was previously  employed  as a  portfolio
                              (appointed                manager  by SWFI  which he  joined in  October  1996.
                              September                 Prior to  this, he was  the senior portfolio  manager
                              30,1997)                  for  Federal  Services Corporation,  a  company  that
                                                        purchased and resolved impaired loans (1991-1996).


 Larry D. Krause              Senior Vice       49      From  its founding  in 1989  until 1996,   Mr. Krause
                              President                 served as the controller for SWFI  and as one of  its
                              (appointed                Vice Presidents.
                              September
                              3,1996)


 John C. Mosher               Vice President    30      Mr.  Mosher  was  previously  employed as  the  Chief
                              and Chief                 Financial  Officer  of   SWFI  which  he  joined   in
                              Financial                 February 1996.   Prior  to joining  SWFI, Mr.  Mosher
                              Officer                   was an associate  at Duncan-Smith Co., an  investment
                              (appointed                banking firm,  from June  1993, and  in retail  sales
                              September 3,1997          prior to that date.
                              and  resigned
                              March  20, 1998)


 Patrick J. Panzarella        Vice President    30      Mr. Panzarella was previously a certified public
                              of Accounting             accountant working as a tax supervisor with the public
                              and Finance               accounting firm Sol Schwartz & Associates which he joined
                              (appointed                in 1994. Prior to joining Sol Schwartz & Associates,
                              January 26, 1998)         Mr. Panzarella was a tax senior at the public accounting
                                                        firm Boldt & Boldt.


 Robert R. Swendson           Trustee,          55      From 1989 to 1995, Mr.  Swendson was employed by SWFI
                              President and             as its  President and Chief  Executive Officer.   Mr.
                              Chief Executive           Swendson  is  the  Adviser's  sole  shareholder,  its
                              Officer                   President and its Chief Executive Officer.
                              (appointed
                              September
                              3,1996)

         Mr. Mosher has announced his resignation from both Plymouth and the Adviser effective March 20, 1998. The Company does not expect that his departure will have a material effect on operations. The Adviser has reallocated his responsibilities among other employees and does not plan to replace him at this time.

ADDITIONAL MATTERS

COMPETITION

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


         ANNUAL SHAREHOLDERS' MEETING. The 1998 Annual Shareholders' Meeting will be held at 1:30 p.m. on Tuesday, April 28, 1998, at the offices of Duncan-Smith Co., 311 Third Street, 3rd Floor, San Antonio, Texas 78205. All Shareholders are welcome to attend.


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


ITEM 3.          LEGAL PROCEEDINGS.
--------------------------------------------------------------------------------

         The Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings other than ordinary routine proceedings incidental to the business of the Company. Such routine proceedings primarily consist of foreclosure actions brought by the Company, to realize value from its security interests in real property and other collateral underlying its portfolio loans. To the best knowledge of the management of the Company, there are no material legal proceedings contemplated or threatened against it.


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
--------------------------------------------------------------------------------

         No matters were submitted for the vote of Plymouth's Shareholders during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5.          MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MARKET
--------------------------------------------------------------------------------

MARKET INFORMATION

         There is no established public trading market for the Company's common shares of beneficial interest (the "Shares"). The Shares are not listed on the NASDAQ Stock Market or any national securities exchange, and the Company has no present intention to seek any such listing.

HOLDERS

         On March 20, 1998 the Company had 67 Shareholders of record.

DIVIDENDS

         Pursuant to the stated objective of making quarterly distributions of the Company's net income, Plymouth made four dividend declarations during the 1997 fiscal year for a total of $508,597 ($0.55 per share). The dividends were:

         Dividends for the 1 quarter            74,213  ($0.08 per share)
         Dividends for the 2 quarter             6,176  ($0.01 per share)
         Dividends for the 3 quarter           153,207  ($0.16 per share)
         Dividends for the 4 quarter            275,001 ($0.30 per share)

         The Company made one dividend distribution during the 1996 fiscal year of $69,501 ($0.31 per Share).

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

ITEM 6.          SELECTED FINANCIAL DATA.
--------------------------------------------------------------------------------

         Plymouth began operating in the September of 1996. As such, the financial information presented below for the 1996 fiscal year is for only three months of operations as compared to a full twelve months for fiscal year 1997.

                                                                  Fiscal 1997      Fiscal 1996
                                                                  -----------      -----------
         Net investment loss                                       $(621,882)       $(168,039)
         Realized gains on the sale of investments                    987,363          202,431
         Change in net unrealized appreciation on investments         183,077        (269,219)
         Equity in earnings (loss) of affiliate                     (214,047)           76,118
         Net increase (decrease) in net assets from operations        334,511        (158,709)
            Per Share                                                    0.36           (0.16)
         Net Assets                                                 8,418,160        8,592,246
            Per Share                                                    9.13             9.32
         Distributions to Shareholders                                508,597           69,501
            Per Share                                                    0.55             0.31

         For purposes of calculating per share distributions, the number of Shares outstanding on the distribution's record date was used ( 921,627 shares in 1997 and 221,627 shares in 1996). All other per share values are based on the number of shares outstanding at the end of the year.


ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

         The information contained in this section should be read in conjunction with the Company's financial statements and notes.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year - 1997

         As of December 31, 1997 Plymouth had $8,418,160 in net assets and had borrowed an additional $7,981,158 which it has invested in impaired loans. Plymouth attempts to be fully invested at all times. When Plymouth is fully invested, it has minimal cash on hand and is close to fully extended on its
credit line.   Because of the short holding time of its portfolio and Regulated
Investment Company (RIC) distribution requirements, the amount of capital that the Company has available for investment can only grow when new equity is raised. At the end of 1997, Plymouth had $568,899 in cash that primarily consisted of payments made by borrowers that were awaiting good funds before being applied to the loan balance.

         Plymouth's borrowings are limited to the lesser of $8,000,000 or the calculated borrowing basis as described in the Borrowing section (on page 2). At the end of the year, the Company had borrowed $7,981,158 of the $8,000,000 available and using the agreed upon calculation method had a borrowing base of $8,571,769. Approximately 49% of the borrowing base is based on $6,947,246 in loans that were purchased in late October 1997 and as such qualify for the 60% availability bracket. When the age of the loans extends beyond 6 months, borrowing availability will decline by 12% from 60% to 48% under the loan agreement. The size of the decline means that Plymouth will need to have significant collections in the first five months of 1998 to continue to comply with the loan agreement. Theare is no assurance Plymouth will be able to make these collections in 1998.(Please see discussion of interest coverage ratio under Results of Operations Other Items.)

         After making the October purchases, the Adviser believed that several other opportunities existed before year-end to purchase loans. In anticipation of additional purchases of loans at the end of 1997, Plymouth considered raising new equity. However, when the opportunities did not materialize, plans for the equity offering ceased.

         In 1998, Plymouth does not expect any large capital expenditures apart from new loan purchases.

Fiscal Year - 1996

         On December 31, 1996, Plymouth had $8,592,246 in net assets and no indebtedness. The Company's loan portfolio at the end of fiscal 1996 consisted of 25 loans with an aggregate fair value of $2,763,554. Plymouth also had cash of $587,349 and short-term securities of $4,997,111 issued by government agencies and short-term commercial paper. These temporary investments all
matured within three months.   A portion of the cash held by Plymouth is
committed each afternoon on overnight repurchase agreements with a financial institution. Each repurchase agreement is collateralized by securities issued by the U.S. government or by U.S. government agencies with a market value of at least 102% of the value of the cash Plymouth sells.

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


RESULTS OF OPERATIONS

         Due to fact the Company was not in operation for an entire year in 1996 comparative analysis is not provided.

Fiscal Year - 1997

         For the fiscal year, Plymouth had gross collections on impaired notes of $7,695,241. Of this amount $6,241,406 was applied to principal, $466,472 to interest, $403,304 to gain on collection (including two loans with a combined principal balance of $20,000 written off), and $584,059 to gain on the sale of loans. Plymouth invested excess cash (its cash balance over current liabilities) in short-term investments that yielded $107,783 in income. The Company incured $1,196,137 in operating expenses. The main expenses were $553,671 in advisory fees, $251,611 in interest expense, and $173,049 in legal expenses. The legal expenses mainly related to the collection of loans.

         During the 1997 fiscal year, Plymouth and its wholly owned affiliate Plymouth REO, Inc. purchased 141 loans at a cost of $19,636,489 to add to the portfolio of 25 loans that it held at the end of 1996. The timing of these purchases is as follows:

          Quarter                         Loans                 Cost
          -------                         -----                 ----
          First Quarter                     13               $2,525,774
          Second Quarter                    46               $4,908,552
          Third Quarter                     13               $2,268,524
          Fourth Quarter                    69               $9,933,639



         At the end of 1997, the Company had 106 loans with a cost of $14,538,157 and a fair market value of $15,295,698, resulting in unrealized appreciation of $757,541. Only the net change in unrealized appreciation from 1996 to 1997 of $183,077 is measured on the statement of operations.

          The Company has a wholly-owned affiliate, Plymouth REO, Inc., which holds the real estate that is acquired through foreclosure or otherwise in connection with Plymouth's debt portfolio. As of December 31,1997, Plymouth REO, Inc. held one foreclosure judgment (as to which the foreclosure sale was pending) and four real estate properties. Two properties were sold during 1997 for a combined gain of $54,873. Plymouth REO, Inc. reported an unrealized loss of $214,047, mostly due to a write down of the fair market value of the judgment from its cost basis of $548,000 to $385,000. The Board wrote the asset down because of concerns of the underlying value of the property.

          The above operations resulted in a $334,511 net increase in assets in accordance with generally accepted accounting principles (GAAP) before the 1997 distributions of $508,597 to the shareholders.

          The 1997 distributionof $508,597 was based on a tax earnings of approximately $500,000. The difference between GAAP and tax earnings can be explained primarily by the difference in the timing of recognition of income, gains, losses, expenditures, and accounting for transactions with Plymouth REO, Inc. In 1997, Plymouth had higher tax earnings than the GAAP earnings for two main reasons. The accounting for impaired loans for tax purposes calls for the recognition of income earlier and the reduction of basis later than the GAAP books, resulting in approximately $100,000 in additional tax earnings on the same GAAP collections. Plymouth also recognized for tax purposes approximately $90,000 in income on the collection of two Plymouth REO, Inc. loans that GAAP treats as a reduction in investment in affiliate. The fair value adjustments for GAAP purposes can have a significant impact on GAAP earnings compared to tax earnings. However, in 1997 the net adjustment to the GAAP earnings to place the Company and its wholly owned affiliate Plymouth REO, Inc. on the fair value method was minimal. The fair value fluctuations are also influenced by the initial markup to fair market value of the loans acquired from SWF 1995 Limited Partnership. Plymouth's per share declined $.19 cents as result of the GAAP appreciation on the initial exchange and dividends paid to date.

Fiscal Year 1996

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

         The Company also recorded total unrealized gains of $574,464 as a result of the adjustments made by the Board of Trustees to bring the loans to their fair value. Such an adjustment is prescribed by GAAP.

         Expenses for the period were $222,549. Approximately $190,000 in costs related to the formation of Plymouth were deducted from shareholders' equity directly and not recorded on the Company's statement of operations. Professional fees accounted for the largest single expense. The fees included accounting and audit expense and legal expenses for debt collection, for researching and complying with securities law, and for negotiating the Credit Facility loan agreement.. The Adviser received total fees of $32,322 for the months of November and December. The Adviser did not collect any fees during the months of September and October because the Company's BDC election did not become effective until November 26, 1996.

         Plymouth distributed $69,501 in cash to Shareholders of record as of December 15, 1996. Management believes that this amount satisfied the distribution requirements of subchapter M of the Internal Revenue Code.


OTHER ITEMS

         The Company currently has 11 loans (including the judgment of foreclosure held by Plymouth REO,Inc .) and two real estate properties with fair values that are more than $10,000 below cost. If Plymouth settled for the estimated fair value it would realize a loss of $759,198 (this decline is already reflected in the GAAP financials). This would significantly reduce the tax earnings and distributions to shareholders.
Actual settlements could be more or less than the estimated current fair values.

         Plymouth's strategy is to settle or sell the loans in its portfolio in a 24 month period. In 1997, 60 loans were settled or sold and the average holding time on those loans was ten months (including the holding period of SWF-95 before the tax free exhange). At the end of 1997, Plymouth had 115 loans with an average holding time of five months. As 1998 progresses, more of those loans will move into the holding period where Plymouth's loans have historically been resolved. Plymouth can give no assurance that the Adviser will be able to settle the loans in the same time period as it has previously, and the average holding time is not weighted for size of loan.

         Plymouth recorded significant collections in the third and fourth quarter of 1997. This pace has not continued into 1998. The slow down of collections when coupled with the large October purchases has resulted in lack of liquidity. In addition ,the company failed to meet the interest coverage loan covenant in February,1998. This covenant imposes a minimum ratio between income and interest expense. Plymouth may be in and out of compliance during 1998 due to the nature of purchasing and collecting impaired loans.


RISK FACTORS

         The Company has a very limited operating history and is involved in a highly speculative business that involves risk. Among other things, the following items could have material impact on the Company's ability to effectively conduct business:

         Risks Regarding Purchasing and Resolving Impaired Loans. As described in Item 1 above, the Company purchases loans where the borrower is not making the contractual payments. Such loans are inherently risky. Certain items related to the credit quality of the loans that may or may not have been identified by the Adviser prior to investing in the loans could mean that the amount that the Company seeks to collect cannot be collected. Additionally, because the borrowers typically have not met their prior contractual obligations, the timing of actual collections can vary. A significant variance in collection timing would lower Shareholder's returns.

         Leverage. The Company has established a line of credit with a Texas bank that will be used to invest in impaired loan packages. The use of leverage is intended to improve the Shareholder's overall return. However, such borrowings must be repaid first and to the extent that the Company cannot collect more than the cost of the loan that it purchased, leverage may adversely affect Shareholder returns. Because the interest rate being charged by the Credit Facility is based on a floating prime rate, rising interest rates would also negatively affect the returns to Shareholders. In addition, because borrowing availability under the credit facility declines the longer the loan is held, the Company's ability to purchase new loans or to maximize collections on its loan portfolio would be negatively affected if a significant amount of the loans are not collected in a timely manner.

         Regulatory Compliance. As the BDC description in Item 1 demonstrates, the Company is highly regulated. Such regulations limit the types and amount of impaired loans that the Company may invest in and restrict the manner in which the loans may by resolved by limiting the amount of income that may come from assets that are not securities. In certain circumstances, such restrictions could require the Company to act in a manner that is not entirely consistent with its investment objectives. If Plymouth does not comply with these regulations, its ability to pass through its investment income and gains to Shareholders without paying federal income taxes could be jeopardized.

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


ITEM 7A.         QUANTITATIVE AND QUALITATIVE  DISCLOSURE ABOUT MARKET RISK.
-------------------------------------------------------------------------------

         Not applicable.



ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------------------------------------------------------------------------------

     The information required for this item is attached as pages F-1 through F-15.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
-------------------------------------------------------------------------------

         None.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------------------------------------------------

BOARD OF TRUSTEES

         Information in response to this item is incorporated by reference to the identification of trustees and nominees contained in the section entitled "Election of Trustees" and the subsection entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" of Company's definitive proxy statement to be filed on or about April 8, 1998. Information in response to the item is also included under the capital "Employees and Officers" of this report.

         The following table describes the occupations of Plymouth's Trustees:

 Name and Address                        Current Occupation
 ----------------                        ------------------
 Dr. Ronald K. Calgaard                  President of Trinity University.

 James R. Clifton                        Private investor.

 Goodhu e W. Smith, III*                 Investment banker with Duncan-Smith Co. and President
                                         of Duncan-Smith Securities, Inc., a registered
                                         broker/dealer.

 Robert R. Swendson*                     President and Chief Executive Officer of Plymouth and
                                         the Adviser.

 Willis H. Wagner                        Managing Director of SV Capital Management, a venture
                                         capital firm.

-----------------

         *       "Interested Person" as defined by the 1940 Act.

ITEM 11.         EXECUTIVE COMPENSATION.
-------------------------------------------------------------------------------

         Information in response to this item is incorporated by reference to the section captioned "Compensation of Executive Officers and Trustees" of the Company's definitive proxy statement to be filed on or about April 8, 1998.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.
-------------------------------------------------------------------------------


         Information in response to this item is incorporated by reference to the section captioned "Beneficial Ownership of Common Stock" of the Company's definitive proxy statement to be filed on or about April 8, 1998.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------------------------------

         Information in response to this item is incorporated by reference to the subsection captioned "Certain Transactions and Business Relationships" of the Company's definitive proxy statement to be filed on or about April 8, 1998.



                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM
                 8-K.
-------------------------------------------------------------------------------

         (a) DOCUMENTS FILED AS PART OF THIS FORM 10K.

             Audited Financial Statements for the fiscal year
                ended December 31, 1996:
                Independent Auditors' Report . . . . . . . . . . . . . .  F-2
                Statement of Assets and Liabilities  . . . . . . . . . .  F-3
                Statement of Investments . . . . . . . . . . . . . . . .  F-4
                Statement of Operations  . . . . . . . . . . . . . . . .  F-7
                Statement of Changes in Net Assets . . . . . . . . . . .  F-8
                Statement of Cash Flows  . . . . . . . . . . . . . . . .  F-9
                Selected Per Share Data and Ratio  . . . . . . . . . . .  F-10
                Notes to Financial Statements  . . . . . . . . . . . . .  F-11


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

                (B) Custodial Agreement by and between Comerica Bank-Texas and the Company, dated September 27, 1996 (2)

         (21) Legal name, jurisdiction of organization, and doing business as name of each subsidiary of the Company(2)

         (27)           Financial Data Schedule-  Filed herewith.


----------------------
(1)Incorporated herein by reference from the registrant's initial registration statement on Form 10 (File No. 0-21443), as filed with the Commission on September 27, 1996.

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

PLYMOUTH COMMERCIAL MORTGAGE FUND

By       /s/ ROBERT R. SWENDSON
         ------------------------------------------
         Robert R. Swendson, Trustee, President and
         Chief Executive Officer

Date         March 20, 1998
         ------------------------------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By       /s/ ROBERT R. SWENDSON
         ------------------------------------------
         Robert R. Swendson, Trustee, President and
         Chief Executive Officer

Date         March 20, 1998
         ------------------------------------------



By       /s/ JOHN C. MOSHER
         ------------------------------------------
         John C. Mosher, Vice President and Chief Financial Officer

Date         March 20, 1998
         ------------------------------------------



By       /s/ RONALD K. CALGAARD
         ------------------------------------------
         Dr. Ronald K. Calgaard, Trustee

Date         March 20, 1998
         ------------------------------------------


By       /s/ JAMES R. CLIFTON
         ------------------------------------------
         James R. Clifton, Trustee

Date         March 20, 1998
         ------------------------------------------


By       /s/ GOODHUE W. SMITH, III
         ------------------------------------------
         Goodhue W. Smith, III, Trustee

Date
         ------------------------------------------
             March 20, 1998

By       /s/ WILLIS H. WAGNER
         ------------------------------------------
         Willis H. Wagner, Trustee

Date
         ------------------------------------------
             March 20, 1998

                              PLYMOUTH COMMERCIAL
                                 MORTGAGE FUND

                              Financial Statements

                           December 31, 1997 and 1996

                  (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report


The Board of Trustees and Shareholders
Plymouth Commercial Mortgage Fund

We have audited the accompanying statements of assets and liabilities of Plymouth Commercial Mortgage Fund as of December 31, 1997 (including the statement of investments) and 1996, and the related statements of operations, cash flows, changes in net assets, and financial highlights for the year ended December 31, 1997 and for the period September 27, 1996 (inception of operations) to December 31, 1996. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 1997, by correspondence with the custodian and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Plymouth Commercial Mortgage Fund as of December 31, 1997 and 1996, and the results of its operations, cash flows, changes in net assets, and financial highlights for the year ended December 31, 1997 and for the period September 27, 1996 (inception of operations) to December 31, 1996, in conformity with generally accepted accounting principles.


February 11, 1998
San Antonio, Texas

                       PLYMOUTH COMMERCIAL MORTGAGE FUND

                      Statements of Assets and Liabilities

                           December 31, 1997 and 1996



                      Assets                                                   1997                1996
                      -------                                                  ----                ----
Investments in securities at fair value, cost
     of $14,538,157 and $2,189,090, respectively                       $     15,295,698          2,763,554
Investments in affiliates                                                       941,477            130,566
Cash and short-term investments                                                 568,899          5,082,109
Repurchase agreement                                                                  -            502,351
Accounts receivable                                                               2,026              6,451
Organization costs                                                               72,800            104,000
Other assets                                                                          -            103,641
                                                                         --------------       ------------
                 Total assets                                          $     16,880,900          8,692,672
                                                                         ==============       ============

                    Liabilities
                    -----------
Accounts payable                                                       $         48,547             66,822
Investment advisory fee payable                                                  77,110             16,677
Dividend payable                                                                275,001                  -
Note payable                                                                  7,981,158                  -
Escrow funds                                                                     80,924             16,927
                                                                         --------------       ------------

                 Total liabilities                                            8,462,740            100,426
                                                                         --------------       ------------

                    Net Assets
                    -----------
Common shares of beneficial interest, no par
     value, 1,750,000 shares authorized, 921,627 shares
     issued and outstanding                                                   7,976,773          7,976,773
Accumulated undistributed net investment loss                                  (789,921)          (168,039)
Accumulated undistributed net realized gains net of
     distributions declared of $578,098 and
     $69,501, respectively                                                      611,696            132,930
Accumulated undistributed equity in earnings of subsidiary                    (137,929)             76,118
Accumulated undistributed unrealized gain on investments                        757,541            574,464
                                                                         --------------       ------------
                 Total net assets ($9.13 and $9.32 per share)                 8,418,160          8,592,246
                                                                         --------------       ------------
                 Total liabilities and net assets                      $     16,880,900          8,692,672
                                                                         ==============       ============

                                                                     (Continued)

                       PLYMOUTH COMMERCIAL MORTGAGE FUND

                            Statement of Investments

                               December 31, 1997

                                             Original   Stated                Outstanding
                                           Location of  Contract    Interest   Principal       Fair
      Eligible Portfolio Investments         Property   Maturity      Rate      Balance       Value
Commercial Loans -
Valued at fair value as determined by
   Board of Trustees (note 2)
     Loan secured by an office building           NJ    10/31/97     11.50%  $795,000       502,593
     Loan secured by commercial building          NJ    09/01/98      9.50%   427,392       370,000
     Loan secured by an office building           NJ    01/01/00      9.25%   366,204       275,361
     Loan secured by an office building           NJ    05/01/98      9.50%   384,539       275,000
     Loan secured by an apartment building        NJ    02/01/14     10.00%   315,683       268,679
     Loan secured by an auto garage               NJ    01/01/15      9.50%   288,213       240,445
     Loan secured by an office building           NJ    05/31/97      9.50%   234,750       234,750
     Loan secured by an office warehouse          NJ    01/01/97      8.13%   270,036       231,193
     Loan secured by a small office               NJ    09/01/19      8.75%   395,683       217,358
     Loan secured by a bar                        NJ    11/01/92     13.00%   470,793       200,000
     Loan secured by an office condominium        NJ    06/01/15      9.50%   201,086       164,682
     Loan secured by residential property         NJ    08/01/93      9.25%   168,363       150,778
     Loan secured by a residential condo          NJ    11/01/19      8.38%   285,370       150,000
     Loan secured by a commercial retail building NJ    10/01/08     10.00%   158,161       131,756
     Loan secured by a car dealership             NJ    05/04/99      9.50%   172,323       118,385
     Loan secured by an apartment building        NJ    11/01/06     11.25%   120,858        93,653
     Loan secured by multi-family residential
       property                                   NJ    11/30/98      5.83%   211,845        92,222
     Loan secured by a condominium                NJ    06/01/15      9.50%   112,918        90,239
     Loan secured by a commercial office building NJ    10/28/97     10.75%   282,594        89,500
     Loan secured by a commercial office building NJ    10/01/94      6.19%   152,367        87,739
     Loan secured by a commercial retail building NJ    12/21/95      9.00%    95,719        75,389
     Loan secured by an apartment building        NJ    07/01/00     10.00%    97,300        75,000
     Loan secured by an apartment building        NJ    03/01/01      9.50%   120,345        72,876
     Loan secured by an apartment building        NJ    06/01/00     10.50%   121,054        72,876
     Loan secured by an apartment building        NJ    03/01/94      7.38%   150,894        70,051
     Loan secured by multi-family residential
       Property                                   NJ    04/01/07      9.00%   105,809        59,426
     Loan secured by gas station                  NJ    06/01/00     10.00%    69,967        56,502
     Loan secured by multi-family residential
       property                                   NJ    02/01/95     10.25%    62,738        54,459
     Loan secured by commercial building          NJ    01/01/94     10.50%    70,924        53,736
           Total loans secured by property
               in New Jersey (30% of
               investments in securities)                                                 4,574,648

     Loan secured by an office building           TX    03/01/01      9.25% 2,077,339     1,744,964
     Loan secured by a movie theater              TX    02/01/98      9.50% 1,882,879     1,600,447



                                                                     (Continued)

                       PLYMOUTH COMMERCIAL MORTGAGE FUND

                            Statement of Investments

                               December 31, 1997

                                             Original   Stated                Outstanding
                                           Location of  Contract    Interest   Principal       Fair
      Eligible Portfolio Investments         Property   Maturity      Rate      Balance       Value
Commercial Loans -
     Loan secured by a warehouse                  TX    08/20/99     10.00%  $527,747       443,307
     Loan secured by a multi-family residential
       property                                   TX    07/01/99      8.00%   507,435       220,000
     Loan secured by a church                     TX    12/21/00      9.50%   165,296        97,500
     Loan secured by a commercial office building TX    10/01/98      9.50%    75,000        63,750
           Total loans secured by property
                in Texas (27% of investments
                in securities)                                                            4,169,968

     Loan secured by a garage                     NY    05/01/95     11.50%   601,779       475,000
     Loan secured by a commercial retail building NY    03/01/05      5.41%   641,288       439,806
     Loan secured by multi-family residential
       property                                   NY    01/15/91     14.25% 1,529,140       432,915
     Loan secured by multi-family residential
       property                                   NY    11/30/98      5.83%   316,234       141,626
     Loan secured by a commercial retail building NY    06/01/98      9.50%   182,416       115,000
     Loan secured by multi-family residential
       property                                   NY    07/01/07     10.00%   177,150       112,500
     Loan secured by a commercial building        NY    07/16/99      9.50%   119,460       102,375
     Loan secured by multi-family residential
       property                                   NY    11/30/98      5.83%   209,699        95,515
           Total loans secured by property
                in New York (13% of investments
                in securities)                                                            1,914,737

     Loan secured by a fast food restaurant       CA    05/01/00      9.25%   373,607       313,830
     Loan secured by an auto garage               CA    08/01/00      9.50%   299,899       224,924
     Loan secured by an office building           CA    09/02/96      7.87%   369,977       178,876
     Loan is unsecured                            CA    05/25/99     12.00%   198,691       175,000
     Loan secured by a commercial office building CA    01/01/01              185,000       120,000
     Loan secured by medical offices and related
       fixtures                                   CA    07/26/01     12.00%   149,158       103,841
     Loan secured by medical offices and related
       fixtures                                   CA    02/01/97      8.00%   141,628        89,410
           Total loans secured by property
                in California (8% of investments
                in securities)                                                            1,205,881

     Loan secured by an apartment building        PA    07/01/99     10.00%   426,525       350,000
     Loan secured by a car dealership             PA    12/24/11      8.00%   199,903       174,032
     Loan secured by sports facility              PA    10/01/06     12.00%   150,100       140,700
     Loan secured by multi-family residential
       property                                   PA    11/01/96     10.16%   251,849       131,250
     Loan secured by an apartment building        PA    12/01/96      9.93%   104,485        73,444


                                                                    (Continued)

                       PLYMOUTH COMMERCIAL MORTGAGE FUND

                            Statement of Investments

                               December 31, 1997

                                             Original   Stated                Outstanding
                                           Location of  Contract    Interest   Principal       Fair
      Eligible Portfolio Investments         Property   Maturity      Rate      Balance       Value
Commercial Loans -
     Loan secured by a commercial office
        building                                  PA    11/01/01      9.50%     $74,186      69,300
           Total loans secured by property
                 in Pennsylvania
                 (6% of investments in
                 securities)                                                                938,726

     Loan secured by an office building           MA    06/01/00     10.50%     423,504     310,474
     Loan secured by furniture and equipment      MA    03/01/99      9.00%     257,364     200,000
     Loan secured by commercial warehouse
       building                                   MA    02/20/03     11.75%     330,017     139,998
     Loan secured by commercial warehouse
       building                                   MA    12/28/99     12.75%     147,568     132,998
     Loan secured by a condominium                MA    05/15/99     10.00%     116,818      87,653
           Total loans secured by property
                 in Massachusetts
                 (6% of investments in
                 securities)                                                                871,123

     Loan secured by commercial warehouse
       building                                   FL    12/20/98     15.00%     175,826     131,869
     Loan secured by a retail center              FL    03/01/01     10.25%     121,728     102,251
     Loan secured by commercial warehouse
       building                                   FL    11/01/00     10.00%      92,691      77,860
     Loan secured by raw land                     FL    05/29/92     10.75%     199,740      60,000
           Total loans secured by property
                 in Florida  (2% of investments
                 in securities)                                                             371,980

     Loan secured by multi-family residential
       property                                   NH    11/21/97      8.00%     293,390      70,500
     Loan secured by a commercial office building NH    09/30/96      7.00%      76,141      63,958
           Total loans secured by property
                 in New Hampshire (1% of
                 investments in securities)                                                 134,458
     Loan secured by multi-family residential
       property                                   AL    07/01/05      9.21%     145,713     120,000
     Loan secured by a commercial office
       building                                   VA    10/08/93     10.50%     506,402     100,000
     Loan secured by a commercial office
       building                                   MD    06/01/17     10.50%     290,869      90,123
     Loan secured by a retail center              TN    11/15/96      7.00%     326,325      81,620
     Loan secured by a commercial office
       building and equipment                     RI    06/01/02      6.00%     250,000      76,983
                                                        1995 to    8.00% to
     55 other commercial loans                  various   2010       18.00%   5,664,316     645,451
                                                                                        $15,295,698



                                                                     (Continued)

                       PLYMOUTH COMMERCIAL MORTGAGE FUND

                            Statements of Operations

    For the year ended December 31, 1997 and the period September 27, 1996
                (inception of operations) to December 31, 1996


                                                                                 1997               1996
                                                                                 ----               ----
Investment income:
     Interest on investments in securitues                             $        466,472             48,955
     Other investment income                                                    107,783              5,555
                                                                         --------------       ------------
               Total income                                                     574,255             54,510

Expenses:
     Investment advisory fees                                                   553,671             32,322
     Interest expense                                                           251,611             30,077
     Operating expenses                                                         217,806             73,415
     Legal and professional fees                                                173,049             86,735
                                                                         --------------       ------------

               Total expenses                                                 1,196,137            222,549

Net investment loss                                                            (621,882)          (168,039)

Realized gain on sale of investments                                            584,059            202,431
Realized gain on collection of notes                                            403,304                  -
Change in unrealized appreciation on investments                                183,077           (269,219)
Equity in earnings of affiliate                                                (214,047)            76,118
                                                                         --------------       ------------
    Net increase (decrease) in net assets resulting
         from operations                                               $        334,511           (158,709)
                                                                         ==============       ============





                                                                     (Continued)

                       PLYMOUTH COMMERCIAL MORTGAGE FUND



                      Statements of Changes in Net Assets

    For the year ended December 31, 1997 and the period September 27, 1996
                (inception of operations) to December 31, 1996


                                                                                 1997               1996
                                                                                 ----               ----
Operations before distributions:
     Net investment loss                                               $       (621,882)          (168,039)
     Net realized gain on investments                                           987,363            202,431
     Change in unrealized appreciation on investments                           183,077           (269,219)
     Equity in earnings of affiliate                                           (214,047)            76,118
                                                                         -------------        ------------
          Net decrease in net assets from operations
             before distributions                                               334,511           (158,709)

Distribution to shareholders from:
     Net realized gain on investments                                          (508,597)           (69,501)

Capital share transactions:
     Proceeds from issuance of 700,000 shares on
          December 26, 1996, net of issuance costs
          of $426,000                                                                 -          6,574,000
                                                                         --------------       ------------
          Total increase (decrease) in net assets                              (174,086)         6,345,790
          Net assets, beginning period                                        8,592,246          2,246,456
                                                                         --------------       ------------
          Net assets, end of period                                    $      8,418,160          8,592,246
                                                                         ==============       ============





                                                                     (Continued)

                       PLYMOUTH COMMERCIAL MORTGAGE FUND



                            Statements of Cash Flows

    For the year ended December 31, 1997 and the period September 27, 1996
                (inception of operations) to December 31, 1996



                                                                                 1997               1996
                                                                                 ----               ----
Cash flows from operating activities:
Increase (decrease) in net assets from operations before               $        334,511           (158,709)
    distributions
Adjustments to reconcile increase in net assets from
    operations before distributions to net cash used
    by operating activities:
             Amortization of organization costs                                  31,200              7,800
             Change in unrealized appreciation on investments                  (183,077)           269,219
             Equity in earnings of affiliates                                   214,047            (76,118)
             (Increase) decrease in receivables                                   4,425             (6,451)
             (Increase) decrease in other assets                                103,641            (99,509)
             Increase (decrease) in current liabilities                         106,155           (684,714)
                                                                         --------------        -----------
Net cash provided (used) by operating activities                                610,902           (748,482)

Cash flows from investing activities:
             Purchases of investments                                       (18,590,473)                 -
             Sales of investments/principal collection
               on investments                                                 6,241,406            391,793
             Net change in investments in affiliate                          (1,024,958)                 -
                                                                         -------------         -----------

Net cash provided (used) by investing activities                            (13,374,025)           391,793

Cash flows from financing activities:
             Increase from issuance of shares                                         -          6,574,000
             Distributions from net realized gain on investments               (233,596)           (69,501)
             Proceeds from borrowings on notes payable                       15,700,631           (600,000)
             Repayment of notes payable                                      (7,719,473)                 -
                                                                         --------------         ----------
Net cash provided by financing activities                                     7,747,562          5,904,499

Net increase (decrease) in cash and cash equivalents                         (5,015,561)         5,547,810

Cash and cash equivalents at beginning of period                              5,584,460             36,650
                                                                         --------------       ------------
Cash and cash equivalents at end of period                             $        568,899          5,584,460
                                                                         ==============       ============





                                                                     (Continued)

                       PLYMOUTH COMMERCIAL MORTGAGE FUND



                  Supplementary Information - Selected Per Share Data and Ratios

  For the year ended December 31, 1997 and the period September 27, 1996 to
                 December 31, 1996 (inception of operations)



                                                                               1997                  1996
                                                                               ----                  ----
Per share data:
             Investment income                                         $               .62                 .06
             Expenses                                                                (1.30)               (.24)
                                                                         -----------------      --------------
             Net investment loss                                                      (.68)               (.18)

             Distributions from net investment loss                                      -                 -
             Net realized and unrealized gain (loss) on securities                    1.27                (.07)
             Distributions declared from realized gains
                on securities                                                         (.55)               (.31)
             Equity in earnings of subsidiary                                         (.23)                .09
             Capital adjustment from share issuance                                      -                (.35)
                                                                         -----------------      --------------
             Net decrease in net asset value                                          (.19)               (.82)

Net asset value:
             Beginning of period                                                      9.32               10.14
                                                                         -----------------      --------------
             End of period                                             $              9.13                9.32
                                                                         =================      ==============

Ratios:
             Ratio of expenses to average net assets (%)                             (14)%                (4)%
             Ratio of net investment loss to average net assets (%)                   (7)%                (3)%
             Total return per net asset value per share                                 4%                (5)%





                                                                     (Continued)

                       PLYMOUTH COMMERCIAL MORTGAGE FUND


                         Notes to Financial Statements

                           December 31, 1997 and 1996


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

     The Fund was initially capitalized when Robert Swendson bought 50 common shares of beneficial interest ("Shares") in the Fund for $500. The Fund began operating on September 27, 1996 by acquiring in a tax free exchange all of the interests of SWF 1995 Limited Partnership, a Texas limited partnership ("SWF-95"), through an offer made to SWF-95's investors to exchange their equity and subordinated debt interests for cash or equity in the Fund. On September 27, 1996, the net asset value of SWF-95 was $2,245,956 including $843,683 of unrealized gains on investments. The Fund issued 221,577 Shares in connection with this transaction. SWF-95 was subsequently dissolved, and its assets are now held directly either by the Fund or by Plymouth REO, Inc. ("Plymouth REO"), a Delaware corporation which is a wholly-owned subsidiary of the Fund.

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

     (b) Security Valuation - There is no publicly quoted market for the Fund's impaired loan portfolio. As such, the fair value of the portfolio is established by the Board of Trustees using their best judgment. Such values are based upon what the Board believes the Fund could reasonably expect to receive for each impaired loan in an orderly disposition over a reasonable time period. For the first six months after acquisition the value of an impaired loan is typically its assigned cost unless some event occurs with respect to the loan's issuer that warrants an upward or downward change in its value as an asset of the Fund.





                                                                     (Continued)

                       PLYMOUTH COMMERCIAL MORTGAGE FUND

                          Notes to Financial Statments


(2)  Significant Accounting Policies, continued

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

           In asserting its rights, the Fund may attempt to foreclose on a loan and acquire the collateral. Pursuant to the terms of its credit agreement, any real estate that is acquired through foreclosure is held by Plymouth REO. Real estate held by Plymouth REO is recorded at its estimated fair value and accounted for under the equity method for GAAP purposes. At December 31, 1997, Plymouth REO held two commercial properties in California, and commercial properties in Florida and New York with fair values of $182,700, $158,000, $115,000 and $73,257, respectively, as well as a judgement of foreclosure secured by an office building in Puerto Rico with a fair value of $385,000. These fair values are all determined by the Board of Trustees of the Fund.

     (c) Cash Equivalents - The Fund did not have cash equivalents at December 31, 1997. Cash equivalents of $5,499,462 at December 31, 1996, consisted of short-term investments of $4,997,111 and a repurchase agreement of $502,351. For purposes of the statement of cash flows, the Fund considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.



                                                                     (Continued)

                       PLYMOUTH COMMERCIAL MORTGAGE FUND

                          Notes to Financial Statments


(2)  Significant Accounting Policies, continued

     (d) Investments in Affiliates - In accordance with generally accepted accounting principles for investment companies, the investment in the common stock of an affiliated company that is not another investment company (Plymouth REO) is accounted for by the equity method. The net worth of Plymouth REO reflects the fair value of the underlying investments

     (e) Federal Income Taxes - The Fund has elected the special tax treatment available to "regulated investment companies" under Subchapter M of the Internal Revenue Code ("IRC") in order to be relieved of the Federal income tax on that part of its net investment income and realized capital gains that it pays out to its shareholders. The Fund's policy is to comply with the requirements of the IRC that are applicable to regulated investment companies. Such requirements include, but are not limited to certain qualifying income tests, asset diversification tests, and the distribution to its stockholders of substantially all of the Fund's taxable investment company income and net capital gains. Management intends to comply with these requirements, therefore no Federal income tax provision is included in the accompanying financial statements.

     (f) Distributions to Shareholders - Dividends to shareholders are recorded on the record date. During the year ended December 31, 1997, and the period from September 27, 1996 (inception) to December 31, 1996, the Fund declared distributions of $508,597 and $69,501, respectively, from accumulated undistributed net realized gains. During the year ended December 31, 1997 and the period from September 27, 1996 (inception) to December 31, 1996, the Fund paid distributions of $233,596 and $69,501, respectively, from accumulated undistributed net realized gains.

     (g) Other - Principal and interest payments due on notes held by the Fund are recognized on the date received. Interest income is typically not accrued because of the impaired nature of the Fund's loan portfolio.

     (h) Organization costs - Organization costs were capitalized and are being amortized on a straight line basis ending in April 2000.

     (i) Fair Value of Financial Instruments - The carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of the notes payable pursuant to the Company's credit facility approximates fair value because interest rates change with market interest rates.


(2)  Significant Accounting Policies, continued





                                                                     (Continued)

                       PLYMOUTH COMMERCIAL MORTGAGE FUND

                          Notes to Financial Statments




     (j) Management estimates - The financial statements have been prepared in conformity with generally accepted accounting principles. The preparation of the accompanying financial statements requires estimates and assumptions made by management of the Fund that affect the reported amounts of assets and liabilities as of the date of the statement of assets and liabilities and income and expenses for the period. Actual results could differ significantly from the estimates.

(3)  Investment Advisory Agreement

     The Fund has entered into an Investment Advisory Agreement (the "Agreement") with Greystone Advisers, Inc., a Delaware corporation, which is registered as an investment adviser (the "Adviser") under the Investment Advisers Act of 1940 (the "Adviser's Act"), as amended. Unless terminated as described below, the Agreement remains in effect until September 22, 1998. Thereafter it requires specific approval at least annually by the Board of Trustees, including a majority of its members casting their votes in person who are not "interested persons" of the Fund (as defined by the 1940 Act) at a meeting called for the purpose of voting on such approval or by "vote of a majority of the outstanding voting securities" of the Fund. The Agreement can be terminated by the Fund at any time, without payment of any penalty, on sixty days' written notice to the Adviser if the decision to terminate has been made by the Board of Trustees or by "vote of a majority of the outstanding voting securities" of the Fund. The Agreement will terminate automatically in the event of its assignment. An extension of the Agreement through September 22, 1999 is pending shareholder approval.

     Under the Agreement, the Adviser manages the investments of the Fund, subject to the supervision and control of the Fund's Board of Trustees. Specifically, the Adviser will acquire, monitor, negotiate, work-out, and dispose of the investments made by the Fund.

     The Adviser is required to pay all expenses incurred by it in rendering its services. Generally, these expenses include the cost of office space, telephone service, equipment and personnel required to perform its obligations under the Agreement. The Fund is required to pay its operating expenses and reimburse the Adviser promptly for expenses which the Adviser may pay on the Fund's behalf, except those specifically required to be borne by the Adviser under the Agreement. Without limitation, such expenses include: all expenses of any offering and sale by the Fund of its shares; the fees and disbursements of the Fund's counsel, accountants, and custodian; fees and expenses incurred in producing and effecting filings with federal and state securities administrators; costs of the Fund's periodic reports to and other communications with the Fund's shareholders; fees and





                                                                     (Continued)

                       PLYMOUTH COMMERCIAL MORTGAGE FUND

                          Notes to Financial Statments


(3)  Investment Advisory Agreement, continued

     expenses of members of the Fund's Board of Trustees who are not directors, officers or employees of the Adviser; premiums for the fidelity bond maintained by the Fund; all costs related to portfolio investments, including without limitation financing costs, legal and accounting fees, expenses related to protecting or maintaining the value of the loan portfolio or its underlying collateral, and other professional or technical fees and expenses (i.e., credit reports, title searches and delivery charges, property taxes, insurance premiums, long-distance telephone charges, title searches and delivery charges, property taxes, insurance premiums, long-distance telephone charges, cost of specialized consultants such as accountants or industry-specific technical experts, and travel expenses) incurred in acquiring, monitoring, negotiating, working-out, and effecting disposition of such investments, as well as responding to any litigation arising therefrom; and all expenses related to any borrowings by the Fund. During the term of this Agreement, the Fund will pay to the Adviser, on the 15th day of each month: (a) a fee calculated at an effective annual rate of 5.94% of the Fund's invested assets as of the end of the previous month; and (b) a fee calculated at an effective annual rate of 0.48% of the Fund's cash and short-term investments as of the end of the previous month. For purposes of calculating the fee to be paid on a monthly basis, "invested assets" means the asset value as determined by the Board as of the end of the previous fiscal quarter minus cash, short-term investments, intangible assets, and the amount of collections applied to the carrying value of the loan portfolio since the end of the previous quarter, plus the cost of loans purchased and capitalized advances to protect portfolio investments or underlying collateral since the end of the previous quarter.

(4)  Investments

     The Fund invests primarily in impaired loans of companies that qualify as "eligible portfolio companies" as defined in Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in
     Section 55(a)(1) through (6). These loans are carried on the Statement of Assets and Liabilities as of December 31, 1997 and 1996, at fair value, as determined in good faith by the Fund's Board of Trustees.

     These loans typically are offered at auction in packages of multiple loans. Sellers include entities such as the Federal Deposit Insurance Corporation ("FDIC"), banks, savings and loans, insurance companies and other financial institutions. The Fund's investments in loan packages will be directed by the Adviser.





                                                                     (Continued)

                       PLYMOUTH COMMERCIAL MORTGAGE FUND

                          Notes to Financial Statments


(4)  Investments, continued

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

     The Fund invests in impaired loans nationwide typically through seal-bid auctions. These auctions occur in different locations and from time to time. The location of the loans and their collateral and the availability of loans in different areas cannot be directed by the Fund or anticipated in advance. Therefore, the Fund's impaired loan portfolio may be concentrated in one geographic region of the United States or another from time to time. As of December 31, 1997, the Fund's impaired loans were primarily concentrated in the states of New Jersey, Texas, New York, and California.


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

     As of December 31, 1997 and 1996, the Credit Facility had a borrowing ceiling of $8,000,000 and $1,800,000, respectively. Debt outstanding at December 31, 1997 was $7,981,158 and no debt was outstanding at December 31, 1996. The credit facility expires on September 27, 1998.





                                                                     (Continued)

                       PLYMOUTH COMMERCIAL MORTGAGE FUND

                          Notes to Financial Statments


(5)  Indebtedness, continued

     The Credit Facility is secured by a perfected first security interest in the Fund's assets. The interest rate is based upon average borrowings under this facility. For borrowings of up to $2.5 million for the previous quarter, the interest rate on the Credit Facility is prime plus 1.5%; for average borrowings of between $2.5 million and $5.0 million for the previous quarter, the interest rate is prime plus 1.0%; and for average borrowings of more than $5.0 million for the previous quarter, the interest rate is prime plus 0.5%. The bank's prime rate was 8.5% and 8.25% on December 31, 1997 and 1996, respectively. A similar variable rate based on the London Interbank Offered Rate is also available. Terms of the Credit Facility include periodic third-party auditing, a lock box for receipt of payments, custody by the lender of primary collateral, certain other fee payments, and loan convenants with which the Fund was in compliance on December 31, 1997. Included in interest expense of $251,611 are commitments fees of $40,846 for the year ended December 31, 1997. No debt was outstanding during 1996. During the year ended December 31, 1997, interest payments totaled $251,611. There were no interest payments during 1996.

(6)  Rights and Warrants

     Pursuant to certain agreements dated September 22, 1996 (the "Agreements") between the Fund and the Southwest Federated Holding Company ("SWFHC"), the Fund has issued Class "A" and Class "B" Warrants to SWFHC. The agreements provide that SWFHC receive warrants to purchase a total of 200,000 Shares. The Fund committed to issue warrants or rights to SWFHC in consideration for SWFHC taking the financial risks attendant to supporting the formation of the Fund. As of February 11, 1998, 150,000 Class "A" warrants and 50,000 Class "B" warrants have been issued to SWFHC.

     The Agreements provided for the issuance of the following classes of warrants to the extent permitted by the 1940 Act:





                                                                     (Continued)

     1. The Class "A" Warrant Agreement provides for the issuance of warrants to purchase 150,000 Shares at $10.00 per Share. The warrants expire on September 22, 2006 and are exercisable only upon the condition that by December 26, 1999, the Fund or one or more underwriters and selling brokers or dealers on the Fund's behalf shall have received gross cash proceeds of at least $10,000,000 from one or more sales of newly issued Shares at an average price of at least $15.00 per Share (adjusted proportionately for any Share dividends, splits, or combinations). These warrants may be transferred or exercised in whole or in part from time to time.

     2. The Class "B" Warrant Agreement provides for the issuance of warrants to purchase 50,000 Shares at the greater of $10.00 per Share or net asset value per Share on the date of issuance. The warrants expire on September 22, 2006 and are exercisable only upon the condition that by December 26, 1999, the Fund or one or more underwriters and selling brokers or dealers on the Fund's behalf shall have received gross cash proceeds of at least $10,000,000 from one or more sales of newly issued Shares at an average price of at least $20.00 per Share (adjusted proportionately for any Share dividends, splits, or combinations). These warrants may be transferred or exercised in whole or in part from time to time.

     Because of the significant risks and uncertainty relating to the operations of the Fund, no value has been assigned to the Agreements and the related issued rights and warrants or contingently issuable warrants.





                                                                     (Continued)
                                      F-18