Form 10-Q
period 1998-03-31
PLYMOUTH COMMERCIAL MORTGAGE FUND
filed 1998-05-14
CIK 1022105

      As filed with the Securities and Exchange Commission on May 14, 1998

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

    [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                   For quarterly period ended March 31, 1998

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
        For the transition period from             to
                                       -----------    -----------------

                        Commission File Number:  0-21443

                       PLYMOUTH COMMERCIAL MORTGAGE FUND
             (Exact name of registrant as specified in its charter)

                  Delaware                                          74-6439983
(State or other jurisdiction of incorporation             (I.R.S. Employer Identification No.)
                or organization)

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

                           [X]   Yes      [ ]   No

  As of May 14, 1998, 921,627 of the registrant's common shares of beneficial interest, no par value, were outstanding.

                         PART I - FINANCIAL INFORMATION
                       PLYMOUTH COMMERCIAL MORTGAGE FUND
                      Statements of Assets and Liabilities
                      March 31, 1998 and December 31, 1997
                                  (Unaudited)


                                                                                    March 31, 1998          December 31, 1998
                                                                                    --------------          -----------------

                                  Assets
                                  ------

 Investments in securities at fair value, cost of $14,003,682 and
 $14,538,157                                                                      $      14,810,238         $      15,295,698

 Investment in affiliates                                                                 1,075,294                   941,477

 Cash                                                                                       321,727                   568,899

 Accounts Receivable                                                                          2,025                     2,026

 Organization Costs                                                                          65,000                    72,800
                                                                                  -----------------         -----------------
 Total Assets                                                                     $      16,274,284         $      16,880,900
                                                                                  =================         =================


                                Liabilities
                                -----------


 Accounts Payable                                                                 $         111,210         $          48,547

 Investment Advisory Fee Payable                                                             78,738                    77,110

 Dividend Payable                                                                                 -                   275,001

 Note Payable                                                                             7,747,099                 7,981,158

 Escrow Funds                                                                                67,508                    80,924
                                                                                  -----------------         -----------------
                             Total Liabilities                                    $       8,004,555         $       8,462,740


                                Net Assets
                                ----------

 Common shares of beneficial interest, no par value, 1,750,000 shares
 authorized, 921,627 shares issued and outstanding                                        7,976,773                 7,976,773

 Accumulated undistributed net investment loss                                          (1,111,229)                 (789,921)

 Accumulated undistributed net realized gains net of distributions of
 $578,097 and $578,097                                                                      796,207                   611,696

 Accumulated undistributed equity of subsidiary                                           (198,578)                 (137,929)

 Accumulated undistributed unrealized gain on investments                                   806,556                   757,541
                                                                                  -----------------         -----------------
 Total Net Assets ($8.97 and $9.13 per share)                                             8,269,729                 8,418,160


 Total Liabilities & Net Assets                                                   $      16,274,284         $      16,880,900
                                                                                  =================         =================


   The accompanying notes are an integral part of these financial statements





                                    Page -2-

                       PLYMOUTH COMMERCIAL MORTGAGE FUND
                            Statements of Operations
                                  (unaudited)


                                         For the three       For the three     For the three       For the three
                                         months ended        months ended      months ended        months ended
                                         March 31, 1998      March 31, 1997    March 31, 1998      March 31, 1997
                                         --------------      --------------    --------------      --------------
INVESTMENT INCOME:

Interest                                 $      197,174      $      46,758     $      197,174      $      46,758

Other Investment Income                               -             72,887                  -             72,887
                                         --------------      -------------     --------------      -------------

Total Investment Income                         197,174              72887                                 72887

EXPENSES:

Investment advisory fee                         239,093             59,306            239,093             59,306

Legal and Professional                           34,609                  -             34,609                  -

Interest expense                                170,665                  -            170,665                  -

Operating expense                                74,115            112,391             74,115            112,391
                                         --------------      -------------     --------------      -------------

Total Expenses                                  518,482            171,697            518,482            171,697



Net Investment Loss                      $    (321,308)      $    (52,052)     $    (321,308)      $    (52,052)
                                         --------------      -------------     --------------      -------------

Realized gain on sale of investments             35,000            316,573             35,000            316,573

Realized gain on collection of notes            149,511                  -            149,511                  -

Change in unrealized appreciation on
assets                                           49,015          (234,119)             49,015          (234,119)

Equity in earnings of affiliate                (60,649)                  -           (60,649)                  -
                                         --------------      -------------     --------------      -------------

Net increase (decrease) in net assets
resulting from operations                $    (148,431)      $      30,402     $    (148,431)      $      30,402
                                         ==============      =============     ==============      =============


   The accompanying notes are an integral part of these financial statements





                                    Page -3-

                       PLYMOUTH COMMERCIAL MORTGAGE FUND
                      Statements of Changes in Net Assets
                                  (unaudited)


                                                            For the three     For the three     For the three      For the three
                                                            months ended      months ended      months ended       months ended
                                                            March 31, 1998    March 31, 1997    March 31, 1998     March 31, 1997
                                                            --------------    --------------    --------------     --------------

 Operations before distributions

 Net investment loss                                            (321,308)          (52,052)         (321,308)           (52,052)

 Net realized gain on sale of investments                          35,000           316,573            35,000            316,573

 Net realized gain on collections                                 149,511                 -           149,511                  -

 Changes in unrealized appreciation on investments                 49,015         (234,119)            49,015          (234,119)

 Equity in earnings of affiliates                                (60,649)                 -          (60,649)                  -
                                                            -------------     -------------     -------------      -------------


 Net increase in net assets from operations before
 distributions                                                  (148,431)            30,402         (148,431)             30,402


 Distribution to shareholders from

 Net realized gain on investments:                                      -          (74,212)                 -           (74,212)
                                                            -------------     -------------     -------------      -------------


 Total increase in net assets                                   (148,431)          (43,810)         (148,431)           (43,810)


 Net assets, beginning of period                                8,418,160         8,592,246         8,418,160          8,592,246
                                                            -------------     -------------     -------------      -------------


 Net assets, end of period                                      8,269,729         8,548,436         8,269,729          8,548,436
                                                            =============     =============     =============      =============


 Per Share Data


 Investment income                                                   0.21              0.14              0.21               0.14

 Expenses                                                          (0.56)            (0.19)            (0.56)             (0.19)

 Net realized gain on sale of investments                            0.04              0.34              0.04               0.34

 Net realized gain on collection of notes                            0.16                 -              0.16                  -

 Equity in earnings of affiliate                                   (0.06)                 -            (0.06)                  -

 Change in unrealized appreciation on assets                         0.05            (0.25)              0.05             (0.25)
                                                            -------------     -------------     -------------      -------------

 Increase in net assets from operations before
 distributions                                                      (0.16)             0.04            (0.16)               0.04

 Distributions from realized gain on securities                      0.00            (0.08)              0.00             (0.08)
                                                            -------------     -------------     -------------      -------------


 Net increase (decrease) in net asset value                        (0.16)            (0.04)            (0.16)             (0.04)


 Net asset value

 Beginning of period                                                 9.13              9.32              9.13               9.32
                                                            -------------     -------------     -------------      -------------

 End of period                                                       8.97              9.28              8.97               9.28
                                                            =============     =============     =============      =============

 Ratio:

 Expenses to Average Assets                                         6.21%             2.00%             6.21%              2.00%

 Net Investment Income to Average Assets                           (3.85)            -0.61%            (3.86)             -0.61%





  The accompanying notes are an integral part of these financial statements





                                    Page -4-

                       PLYMOUTH COMMERCIAL MORTGAGE FUND
                            Statements of Cash Flows
                                  (unaudited)

                                                              For the Three months                   For the Three months
                                                              ended March 31, 1998                   ended March 31, 1997
                                                              --------------------                   --------------------

 Cash flows from operating activities

 Increase (decreases) in net asserts from operations
 before distributions                                           $        (148,431)                   $             30,402


 Adjustments to reconcile increases in net assets from operations before distributions to net cash provided

           Amortization of organization costs                                7,800                                  7,800

           Change in unrealized appreciation on                           (49,015)                                234,119
           investments

           Changes in other assets                                               -                                 97,740

           Equity in loss of affiliates                                     60,649                                      -

           Changes in receivables                                                1                               (21,759)

           Changes in repurchase agreement                                       -                            (3,713,501)

           Changes in payables                                              64,291                                226,460

           Change in escrow                                               (13,416)                                      -
                                                              --------------------                   --------------------

 Net cash provided/usedby operating activities                            (78,121)                            (3,169,141)


 Cash flow from investing activities

           Purchase of securities and capital                            (523,701)                            (1,621,356)
           expenditures

           Sale of securities/principal collection on                    1,076,218
           securities/transfer to REO

           Investment in affiliate                                       (212,507)
                                                              --------------------                   --------------------
 Net cash provided/used  by investing activities                           340,010                            (1,621,356)


 Cash flow from financing activities

           Change in note net                                            (234,061)                                      -

           Dividends paid                                                (275,001)                                      -
                                                              --------------------                   --------------------
 Net cash used by financing activities                                   (509,062)


 Net decrease in cash and cash equivalents                               (247,172)                            (4,760,094)


 Cash and cash equivalents at beginning of period                          568,899                              5,082,109
                                                              --------------------                   --------------------
 Cash and cash equivalents at end of period                                321,727                                322,015
                                                              ====================                   ====================




   The accompanying notes are an integral part of these financial statements





                                    Page -5-

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

         C. Federal Income Taxes - The Fund has elected the special income tax treatment available to "regulated investment companies" under Subchapter M of the Internal Revenue Code. If the Fund





                                    Page -6-
         qualifies as a regulated investment company and distributes to shareholders annually in a timely manner at least 90% of its investment company taxable income, as defined by the Code (i.e., net investment income, including accrued discount, and net short-term capital gains), it will not be subject to federal income tax on the portion of its taxable investment income and net capital gain distributed to shareholders. In addition, if the Fund distributes in a timely manner 98% of its net capital gain income for each fiscal year, and distributes 98% of its investment company taxable income for each calendar year (as well as any income not distributed in prior years), it will not be subject to the 4% nondeductible federal excise tax imposed with respect to certain undistributed income of regulated investment companies.

         D. Distributions to Shareholders - The Fund paid no dividends to shareholders in respect of its operations during the first quarter of 1998, and none were declared.

         E. Other - Principal and interest payments due on notes held by the Fund are recognized on the date received. Interest income is typically not accrued because of the impaired nature of the Fund's loan portfolio.

3.  INVESTMENT ADVISORY AGREEMENT

The Fund has to entered into an Investment Advisory Agreement (Agreement) with Greystone Advisers, Inc., a Delaware corporation, (Adviser). Initially, the Adviser was a federally registered investment adviser under the Investment Advisers Act of 1940. The Securities Markets Improvements Act of 1996, however, altered the requirements for federal investment adviser registration. To maintain its federal registration, the Adviser would have needed to have at least $25,000,000.00 in assets under management. Accordingly, as of July 8, 1997, the Adviser was required by law to, and did, withdraw its federal registration. Further, upon consultation with Texas securities counsel, the Adviser determined that it was not required to have a Texas investment adviser registration. Accordingly, until such time as the Adviser reaches $25,000,000.00 under management, it will have no investment adviser registration. When that threshold is achieved, it intends to reregister under the Investment Advisers Act.

Under the Agreement, the Adviser manages the investments of the Fund, subject to the supervision and control of the Fund's Board of Trustees. Specifically, the Adviser identifies, evaluates, structures, closes and monitors the investments made by the Fund. The Agreement remains in effect until September 22, 1998. Thereafter, it will need to be renewed at least annually by the Board of Trustees, including a majority of its members casting their votes in person who are not interested persons of the Fund (as defined by the 1940 Act) at a meeting called for the purpose of voting on such approval, or by a vote of a majority of the outstanding voting securities of the Fund. The Agreement can be terminated by the Fund at any time, without payment of any penalty, on sixty day's written notice to the Adviser if the decision to terminate has been made by the Board of Trustees or by a vote of a majority of the outstanding voting securities of the Fund. The Agreement will terminate automatically in the event of its assignment.

The Adviser is required to pay all expenses that are incurred in rendering its services. Generally, these expenses include the cost of office space, telephone service, equipment and personnel required to perform its obligations under the Agreement. The Fund will be required to pay its operating expenses and reimburse the Adviser promptly for expenses that the Adviser may pay on the Fund's behalf, except those specifically required to be borne by the Adviser under the Agreement. Without limitation, the expenses to be borne by the Fund will include: all expenses of any offering and sale by the Fund of its shares; the fees and disbursements of the Fund's counsel, accountants, and custodian; fees and expenses incurred in producing and effecting filings with federal and state securities administrators; costs of the Fund's periodic reports to and other communications with the Fund's shareholders; fees and expenses of members of the Fund's Board of Trustees





                                    Page -7-
who are not directors, officers or employees of the Adviser; premiums for the fidelity bond maintained by the Fund; all costs related to portfolio investments, including without limitation financing costs, legal and accounting fees, expenses related to protecting or maintaining the value of the loan portfolio or its underlying collateral, and other professional or technical fees and expenses (e.g., credit reports, title searches and delivery charges, property taxes, insurance premiums, long-distance telephone charges, costs of specialized consultants such as accountants or industry-specific technical experts, and travel expenses) incurred in acquiring, monitoring, negotiating, working-out, and effecting disposition of such investments, as well as responding to any litigation arising therefrom; and all expenses related to any borrowings by the Fund.

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

At the shareholders' meeting on April 28, 1998, the shareholders approved the execution and delivery of minor revisions to the existing Agreement. The Agreement is the same as it was in all material respects, and none of the above description arises from any of those revisions.


4.  INVESTMENTS

The Fund invests primarily in impaired loans of companies that qualify as "eligible portfolio companies" as defined in Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (6). These loans are carried on the Statement of Assets and Liabilities as of March 31, 1998, at fair value, as determined in good faith by the Fund's Board of Trustees.

These loans typically are offered at auction in packages of multiple loans. Sellers include entities such as the Federal Deposit Insurance Corporation
(FDIC), banks, savings and loans, insurance companies and other financial institutions. The Fund's investments in loan packages will be directed by the Adviser. The Fund holds its real estate assets in a wholly-owned subsidiary as required in the agreement establishing its senior credit facility.

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


5.  INDEBTEDNESS

The Fund has an $8,000,000 line of credit with a Texas bank that is secured by a first lien on all of the Fund's assets. As of March 31, 1998 the Fund had borrowed $7,747,099 on the credit facility. As of May 11, 1998, the Fund 's borrowings were $6,225,201. See the discussion regarding the Fund's borrowing base set forth below under "Liquidity and Capital Resources."





                                    Page -8-

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF LIQUIDITY, CAPITAL RESOURCES, AND RESULTS OF OPERATIONS.


Liquidity and Capital Resources

As of March 31, 1998, Plymouth has $8,269,729 in net assets and had borrowed an additional $7,747,099 on its credit line.

Plymouth's liquidity consists of its capital not invested in loans plus the amount that is available on its line of credit with Comerica Bank, N.A. As Plymouth tries to remain fully invested at all times, it generally has uninvested capital only when assets are liquidated. Availability on its line of credit is tied to the credit limit and the borrowing base.

Plymouth's experience is that it holds assets for approximately eleven months. Therefore, on average, invested capital will not be available for the purchase of new assets until approximately eleven months from when it was spent on present assets. Individual assets vary significantly, however, and it is difficult to predict which assets will have to be held longer and which may be liquidated sooner.

Plymouth is currently able to borrow the lesser of $8,000,000 or its borrowing base. The borrowing base limits advances to a declining percentage applied to the lesser of cost or current fair market value. On a new purchase, the allowable percentage is 60%. After Plymouth has held the asset for six months, the advance rate declines to 48% (See page 3 of Plymouth's December 31, 1997 Form 10-K for the other decline thresholds). This borrowing base decline after six months combined with Plymouth's average eleven month's holding time for assets potentially could deny Plymouth liquidity needed to purchase new assets as they become available. As of May 4, 1998, Plymouth had the ability to borrow an additional $291,000 (taking into account the $600,000 increase in the borrowing base discussed in the next paragraph).

Plymouth purchased a majority of its current notes in October, 1997. As to those assets, Plymouth's base dropped in April 1998. The borrowing base decrease was mitigated by two factors: (i) improved collections in March and April and (ii) a verbal agreement with Plymouth's lender to permit a temporary $600,000 increase in the borrowing base. This increase will be stepped down over time, and the bank expects Plymouth not to need the increase by the end of July. While the higher borrowing base is in effect, Comerica will participate in any new asset purchase decisions or advances on the line.

For Plymouth's need for the stepped up base to end in July 1998, as expected by the lender, Plymouth must continue to achieve the collections it achieved in March and April of 1998. If it fails to do so, it will need to negotiate a new arrangement with its lender or face a liquidity problem. To avoid a repetition of the problem, Plymouth plans to space out the purchases for its portfolio so that major portions of it do not concurrently cross the borrowing base decline threshold.

Management intends to try to smooth out its purchases to mitigate this problem. Its ability to do so depends, in part, on whether suitable assets are available for purchase when Plymouth is able to free up liquidity for new purchases. The best long term solution for the problem is an increase in capital. With a significant increase in capital, individual loan acquisitions would be a less significant percentage of Plymouth's overall portfolio. A steady borrowing base that does not decline with age, or that does not decline so rapidly, would also mitigate the problem.

There are no material, unused sources of liquidity.





                                    Page -9-

Results of Operations

During the three month period ending March 31,1998, Plymouth purchased seven additional loans with a cost of $516,902 and a total outstanding principal balance of $670,427. Plymouth's per share value declined to $8.97 per share from $9.13 at December 31,1997. The decline was due to a realized GAAP loss of $136,797. Plymouth did not declare a dividend for the first quarter 1998 due to a tax loss of $86,874 for that period.

During the three month period ending March 31,1998, Plymouth had gross collections of $1,275,961. This included eight notes that settled or sold for an average return on investment of roughly 35.50%. This return takes into the account the original cost, gross collections, and direct expenses. It does not include overhead such as the adviser fee and interest expense. The above gross collections resulted in a GAAP realized loss of $136,797 for the three month period. The loss was due to slow collections in January and February of approximately $412,000. For those months, Plymouth posted a loss of approximately $187,000. In March gross collections increased to $865,920, and the fund posted approximately a $51,000 profit. In April gross collections have continued to rise. When Plymouth is fully invested in notes, as it was at the end of 1997 and throughout the first quarter of 1998, the fund needs to have gross monthly collections of between $800,000 and $900,000 to be profitable and maintain per share value, although increased costs could prevent profitability even at that level.

Plymouth's asset value can be affected by adjustments to portfolio fair market value by Plymouth's Board of Trustees. For the quarter ending March 31, 1998, however, the Trustees' adjustments had a de minimis effect on the Company's balance sheet.

By way of comparison, for the period ending March 31,1997, Plymouth realized a GAAP gain of $264,521 as a result of low operational expenses and an exceptional return on one asset with no cost assigned to it, while for the period ending March 31, 1998, Plymouth realized a GAAP loss of $148,431. Plymouth was newly formed in the fourth quarter of 1996 and Plymouth still had significant uninvested capital in the first quarter of 1997, so operations in that period do not provide a meaningful point of comparison with the operations in the first quarter of 1998.

Plymouth is working to increase collections both through more aggressive collection policies and through a more aggressive sales program. Plymouth is presently developing an auction program through which it hopes to rapidly sell its performing loans. Nevertheless, as a small fund Plymouth's income will vary with the timing of collections. At such time as Plymouth can significantly increase its capital, variations attributable to individual loans will have less effect on overall operations.


PART II - OTHER INFORMATION

Item 1:  LEGAL PROCEEDINGS

         None.

Item 2:  CHANGES IN SECURITIES

         None.
         None.

Item 3:  DEFAULTS UPON SENIOR SECURITIES

         None.
         None.





                                   Page -10-

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5:  OTHER INFORMATION

         John Mosher, Vice President and Chief Financial Officer, resigned from both Plymouth and its adviser effective March 20, 1998. The Company does not expect his departure will have a material effect on operations. Greystone Advisers, Inc. has reallocated his responsibilities among other employees and does not plan to replace him at this time.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS-

                 (2) Plan of acquisition, reorganization, arrangement, liquidation or succession: (None)

                 (3)(i) (A)Certificate of Trust of the registrant, as filed August 23, 1996(1)
                          (B)Declaration of Trust of the registrant, dated August 23, 1996(1)

                 (3)(ii)  Bylaws of the registrant, dated September 3, 1996(1)

                 (4) (A)Loan Agreement between Comerica Bank-Texas and the registrant, dated September 27, 1996(1)

                          (B)Agreement to furnish to the Commission upon request a copy of Subordinated Note Agreement between the registrant and SouthWest Holding Company, Inc., dated September 27, 1996(2)

                 (10) (A)Investment Advisory Agreement by and between the registrant and Greystone Advisers, Inc.(3)
                          (B)Custodial Agreement by and between Broadway National Bank, Comerica Bank-Texas and the registrant, dated September 27, 1996(4)

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

                 (27)     Financial Data Schedule (1)

         REPORTS ON FORM 8-K- None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





-------------------------

(1) Incorporated herein by reference from the registrant's initial registration statement on Form 10 (File No. 0-21443), as filed with the commission on January 15, 1997.

(2) Incorporated herein by reference from amendment #1to the registrant's initial registration statement on Form 10 (File No. 0-21443), as filed with the commission on January 15, 1997.

(3)  Filed herewith.

(4) Incorporated herein by reference from the registrant's Form 10-Q filed with the Commission for the period ending June 30, 1997 on or about August 14, 1997.





                                   Page -11-

                             PLYMOUTH COMMERCIAL MORTGAGE FUND


May 14, 1998                 /s/ Robert R. Swendson
                             ----------------------------------------------
                             Robert R. Swendson, President and
                             Chief Executive Officer


May 14, 1998                 /s/ Patrick J. Panzarella
                             ----------------------------------------------
                             Patrick J. Panzarella, Chief Financial Officer
                             (Principal Financial Officer)





                                   Page -12-