Form 10-Q
period 1998-06-30
PLYMOUTH COMMERCIAL MORTGAGE FUND
filed 1998-08-14
CIK 1022105

    As filed with the Securities and Exchange Commission on August 14, 1998

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For quarterly period ended June 30, 1998

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ___________ to ____________

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

                           [X]   Yes      [ ] No

As of August 12, 1998, 921,627 of the registrant's common shares of beneficial interest, no par value, were outstanding.

                       PLYMOUTH COMMERCIAL MORTGAGE FUND
                      STATEMENTS OF ASSETS AND LIABILITIES
                      JUNE 30, 1998 AND DECEMBER 31, 1997
                                  (UNAUDITED)

                                                                                 JUNE 30, 1998               DECEMBER 31, 1997
                                                                                 -------------               -----------------
                                  ASSETS
                                  ------
 INVESTMENTS IN SECURITIES AT FAIR VALUE, COST OF $8,857,185 AND
 $14,538,157                                                                 $           8,816,534         $          15,295,698

 INVESTMENT IN AFFILIATE                                                                 1,094,248                       941,477

 CASH                                                                                      151,256                       568,899

 ACCOUNTS RECEIVABLE                                                                         1,826                         2,026

 ORGANIZATION COSTS, NET                                                                    57,200                        72,800
                                                                                -------------------          --------------------

                               TOTAL ASSETS                                   $         10,121,064         $          16,880,900
                                                                            =======================       =======================


                                LIABILITIES
                                -----------


 ACCOUNTS PAYABLE                                                             $             30,728         $              48,547

 INVESTMENT ADVISORY FEE PAYABLE                                                            51,975                        77,110

 DIVIDEND PAYABLE                                                                                -                       275,001

 NOTE PAYABLE                                                                            1,381,187                     7,981,158

 ESCROW FUNDS                                                                               59,848                        80,924
                                                                                -------------------          --------------------

                             TOTAL LIABILITIES                                           1,523,738                     8,462,740


                                NET ASSETS
                                ----------

 COMMON SHARES OF BENEFICIAL INTEREST, NO PAR VALUE, 1,750,000 SHARES
 AUTHORIZED, 921,627 SHARES ISSUED AND OUTSTANDING                                       7,976,773                     7,976,773

 ACCUMULATED UNDISTRIBUTED NET INVESTMENT LOSS                                          (1,311,602)                     (789,921)

 ACCUMULATED UNDISTRIBUTED NET REALIZED GAINS NET OF DISTRIBUTIONS OF
 $578,097                                                                                2,158,540                       611,696

 ACCUMULATED UNDISTRIBUTED EQUITY OF SUBSIDIARY                                           (185,734)                     (137,929)

 ACCUMULATED UNDISTRIBUTED UNREALIZED GAIN (LOSS) ON INVESTMENTS                           (40,651)                      757,541
                                                                                -------------------          --------------------

 TOTAL NET ASSETS ($9.33 AND $9.13 PER SHARE)                                            8,597,326                     8,418,160



 TOTAL LIABILITIES & NET ASSETS                                               $         10,121,064         $          16,880,900
                                                                            =======================       =======================



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS





                                    Page -2-

                       PLYMOUTH COMMERCIAL MORTGAGE FUND
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                             FOR THE THREE         FOR THE THREE            FOR THE SIX         FOR THE SIX
                                              MONTHS ENDED          MONTHS ENDED            MONTHS ENDED        MONTHS ENDED
                                             JUNE 30, 1998         JUNE 30, 1997            JUNE 30, 1998       JUNE 30, 1997
                                           -----------------     ----------------         ----------------     ---------------
  INVESTMENT INCOME:

  INTEREST                                   $      223,110          $       64,457        $      420,284       $     111,215

  OTHER INVESTMENT INCOME                               260                  34,909                   260             107,796
                                           -----------------     -------------------      ----------------     ---------------

  TOTAL INVESTMENT INCOME                           223,370                  99,366               420,544             219,011

  EXPENSES:

  INVESTMENT ADVISORY FEE                           192,263                 100,451               431,356             159,757

  LEGAL AND PROFESSIONAL                             34,659                  40,092                69,268              97,128

  INTEREST EXPENSE                                  143,416                   8,703               314,081               8,957

  OPERATING EXPENSE                                  53,405                  53,519               127,520             108,620
                                           -----------------     -------------------      ----------------     ---------------

  TOTAL EXPENSES                                    423,743                 202,765               942,225             374,462



  NET INVESTMENT LOSS                              (200,373)               (103,399)             (521,681)           (155,451)
                                           -----------------     -------------------      ----------------     ---------------
  REALIZED GAIN ON SALE OF INVESTMENTS            1,032,091                                     1,067,091             268,628

  REALIZED GAIN ON COLLECTION OF NOTES              330,243                  14,419               479,754              62,364

  CHANGE IN UNREALIZED APPRECIATION ON             (847,207)                 28,555             (798,192)            (205,564)
  ASSETS

  EQUITY IN EARNINGS OF AFFILIATE                    12,844                 (49,494)             (47,805)             (49,494)
                                           -----------------     -------------------      ----------------     ---------------

  NET INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM OPERATIONS                  $      327,598          $     (109,919)        $    179,167        $     (79,517)
                                           =================     ===================      ================     ===============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS





                                    Page -3-

                       PLYMOUTH COMMERCIAL MORTGAGE FUND
                      STATEMENTS OF CHANGES IN NET ASSETS
                                  (UNAUDITED)

                                                    FOR THE THREE         FOR THE THREE         FOR THE SIX         FOR THE SIX
                                                    MONTHS ENDED          MONTHS ENDED          MONTHS ENDED        MONTHS ENDED
                                                    JUNE 30, 1998         JUNE 30, 1997         JUNE 30, 1998       JUNE 30, 1997
 OPERATIONS BEFORE DISTRIBUTIONS:

 NET INVESTMENT LOSS                                $     (200,373)             (103,399)             (521,681)

 NET REALIZED GAIN ON SALE OF INVESTMENTS                1,032,091                     -             1,067,091            268,628

 NET REALIZED GAIN ON COLLECTIONS                          330,243                14,419               479,754             62,364

 CHANGES IN UNREALIZED APPRECIATION ON
 INVESTMENTS                                              (847,208)               28,555              (798,193)          (205,564)

 EQUITY IN EARNINGS OF AFFILIATE                            12,844               (49,494)              (47,805)           (49,494)
                                                   -----------------     ------------------       ---------------    ---------------

 NET INCREASE IN NET ASSETS FROM OPERATIONS
 BEFORE DISTRIBUTION TO SHAREHOLDERS                       327,597              (109,919)              179,166             75,934

 DISTRIBUTION TO SHAREHOLDERS FROM:

 NET REALIZED GAIN ON INVESTMENTS                                -                (6,175)                    -            (80,388)

 CAPITAL SHARE TRANSACTIONS                                      -                     -                     -                  -
                                                   -----------------     ------------------       ---------------    ---------------

 TOTAL INCREASE IN NET ASSETS                              327,597              (116,094)              179,166             (4,454)


 NET ASSETS, BEGINNING OF PERIOD                         8,269,729             8,548,434             8,418,160          8,592,246
                                                   -----------------     ------------------       ---------------    ---------------


 NET ASSETS, END OF PERIOD                          $    8,597,326             8,432,341             8,597,326          8,587,792
                                                   =================     ==================       ===============    ===============


 PER SHARE DATA



 INVESTMENT INCOME                                  $         0.24                  0.11                  0.46               0.24

 EXPENSES                                                    (0.46)                (0.22)                (1.02)             (0.41)

 NET REALIZED GAIN ON SALE OF INVESTMENTS                     1.12                  0.00                  1.16               0.29

 NET REALIZED GAIN ON COLLECTION OF NOTES                     0.36                  0.02                  0.52               0.07

 EQUITY IN EARNINGS OF AFFILIATE                              0.01                 (0.05)                (0.05)             (0.05)

 CHANGE IN UNREALIZED APPRECIATION ON ASSETS                 (0.92)                 0.03                 (0.87)             (0.22)
                                                   -----------------     ------------------       ---------------    ---------------

 INCREASE (DECREASE) IN NET ASSETS FROM
 OPERATIONS BEFORE DISTRIBUTIONS                              0.35                 (0.11)                 0.20              (0.08)

                                                   -----------------     ------------------       ---------------    ---------------

 DISTRIBUTIONS FROM REALIZED GAIN ON SECURITIES               0.00                 (0.01)                 0.00              (0.09)
                                                   -----------------     ------------------       ---------------    ---------------

 NET INCREASE (DECREASE) IN NET ASSET VALUE                   0.35                 (0.12)                 0.20              (0.17)

 NET ASSET VALUE

 BEGINNING OF PERIOD                                          8.97                  9.27                  9.13               9.32
                                                   -----------------     ------------------       ---------------    ---------------

 END OF PERIOD                                      $         9.33                  9.15                  9.33               9.15
                                                   =================     ==================       ===============    ===============

 RATIOS:

 EXPENSES TO AVERAGE ASSETS                                  -5.02%                -2.39%               -11.07%             -4.40%

 NET INVESTMENT LOSS TO AVERAGE ASSETS                       -2.38%                -1.22%                -6.13%             -1.83%



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS





                                    Page -4-

                       PLYMOUTH COMMERCIAL MORTGAGE FUND
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       FOR THE SIX MONTHS                 FOR THE SIX MONTHS
                                                                       ENDED JUNE 30, 1998                ENDED JUNE 30, 1997
                                                                    ---------------------------      ----------------------------

 CASH FLOWS FROM OPERATING ACTIVITIES:

 INCREASE (DECREASES) IN NET ASSETS FROM OPERATIONS BEFORE          $                  179,167       $                   (79,517)
 DISTRIBUTIONS


 ADJUSTMENTS TO RECONCILE INCREASES IN NET ASSETS FROM
 OPERATIONS BEFORE DISTRIBUTIONS TO NET CASH PROVIDED BY
 OPERATING ACTIVITIES

            AMORTIZATION OF ORGANIZATION COSTS                                          15,600                            15,600

            CHANGE IN UNREALIZED APPRECIATION ON INVESTMENTS                           798,192                           205,564

            CHANGES IN OTHER ASSETS                                                          -                          (352,760)

            EQUITY IN LOSS OF AFFILIATES                                                47,805                            49,494

            CHANGES IN RECEIVABLES                                                         200                             4,024

            CHANGE IN PAYABLES                                                         (42,953)                          (31,303)

            CHANGES IN DIVIDEND PAYABLE                                               (275,001)                           26,970

            CHANGE IN ESCROW                                                           (21,076)                           21,461
                                                                    ---------------------------      ----------------------------

 NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                      701,934                          (140,467)


 CASH FLOW FROM INVESTING ACTIVITIES:


            PURCHASE OF SECURITIES AND CAPITAL EXPENDITURES                           (903,597)                       (7,189,286)

            SALE OF SECURITIES/PRINCIPAL COLLECTION ON
                    SECURITIES/TRANSFER TO AFFILIATE                                 6,347,995                           840,733

            INVESTMENT IN AFFILIATE                                                     35,996                           (38,000)
                                                                    ---------------------------      ----------------------------

 NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                    5,480,394                        (6,386,553)

 CASH FLOW FROM FINANCING ACTIVITIES:



            CHANGE IN NOTE, NET                                                     (6,599,971)                        1,552,680

            DIVIDENDS PAID                                                                   -                           (74,213)

            DISTRIBUTION FROM NET REALIZED GAIN ON INVESTMENTS                               -                                 -
                                                                    ---------------------------      ----------------------------

 NET CASH PROVIDED BY FINANCING ACTIVITIES                                          (6,599,971)                        1,478,467


 NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (417,643)                       (5,048,552)



 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      568,899                         5,584,460
                                                                    ---------------------------      ----------------------------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $                  151,256       $                   535,908
                                                                    ===========================      ============================




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS





                                    Page -5-

1. ORGANIZATION AND BUSINESS PURPOSE

Plymouth Commercial Mortgage Fund, a Delaware business trust, (the "Fund") was organized on August 23, 1996 and commenced operations on September 27, 1996. Plymouth seeks to achieve a high level of current income by purchasing loans where the obligor is having trouble meeting the loan's contractual requirements. The loans that Plymouth purchases are typically secured by commercial real estate.

Plymouth has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended ("1940 Act").


2.  SIGNIFICANT ACCOUNTING POLICIES

         A. Basis of Presentation: The financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain information and notes that are required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes included in Plymouth's most recent annual report on Form 10-K. Interim statements are subject to possible adjustments in connection with the annual audit of Plymouth. Management believes all adjustments necessary for a fair presentation of these interim statements have been included.

         B. Security Valuation: There is no publicly quoted market for Plymouth's loan portfolio. As such, the fair value of the portfolio is established by Plymouth's Board of Trustees using their best judgment. The Board bases its values on what the Board believes Plymouth could reasonably expect to receive for each loan in an orderly disposition over a reasonable time period.

         In establishing the fair value of a loan, the Board considers aspects about the individual loan as well as the general economy. Such factors include but are not limited to the type of loan, whether the borrower is currently meeting the contractual terms of the obligation, the length of time that the borrower has or has not been meeting the contractual terms, the probability that the borrower will begin or stop making payments, the value of the collateral and the guarantees securing the loans, Plymouth's historical experience selling the type of loan being valued, various standard financial measurements, the remaining contract terms, and prevailing interest rates. Generally the Board does not change the value of the loan from the purchase price paid by Plymouth unless there are specific factors indicating the value should be revised.

         The valuation procedure involves subjective judgment. Because the majority of Plymouth's impaired loans are delinquent, Plymouth may not recover the fair value the Board has established. Plymouth's portfolio is not typically backed by any government guarantee or private credit enhancement. In many cases, Plymouth will also incur certain costs and delays in attempting to assert its right to payment or in foreclosing on the loan's collateral. The actual value realized on any particular loan will vary from the values determined by the Board and can be determined only in negotiations between Plymouth and third parties.

         When Plymouth cannot get the debt performing through restructure or otherwise, Plymouth generally attempts to foreclose and acquire the collateral. Pursuant to its credit agreement, Plymouth puts real estate acquired through foreclosure into Plymouth REO, Inc., a wholly owned subsidiary. Foreclosed real estate is recorded at its estimated fair value.





                                    Page -6-

         C. Federal Income Taxes: Plymouth has elected the special income tax treatment available to "regulated investment companies" under Subchapter M of the Internal Revenue Code. If Plymouth qualifies as a regulated investment company and distributes to shareholders annually in a timely manner at least 90% of its investment company taxable income, as defined by the Internal Revenue Code (i.e., net investment income, including accrued discount, and net short-term capital gains), it will not be subject to federal income tax on the portion of its taxable investment income and net capital gain distributed to shareholders. In addition, if Plymouth distributes in a timely manner 98% of its net capital gain income for each fiscal year, and distributes 98% of its investment company taxable income for each calendar year (as well as any income not distributed in prior years), it will not be subject to the 4% nondeductible federal excise tax imposed with respect to certain undistributed income of regulated investment companies.

         D. Distributions to Shareholders: In respect of its second quarter operations, the Board declared and Plymouth paid a dividend to shareholders of record as of July 18, 1998 in the amount of $506,894.85, which is 55 cents per share. The dividend was paid on July 18, 1998.

         E. Other: Principal and interest payments due on Plymouth's portfolio notes are recognized on the date received. Interest income is typically not accrued because of the impaired nature of Plymouth's portfolio.

3.  INVESTMENT ADVISORY AGREEMENT

Plymouth has to entered into an Investment Advisory Agreement (Agreement) with Greystone Advisers, Inc., a Delaware corporation, (Adviser). Initially, the Adviser was a federally registered investment adviser under the Investment Advisers Act of 1940. The Securities Markets Improvements Act of 1996, however, altered the requirements for federal investment adviser registration. To maintain its federal registration, the Adviser would have needed to have at least $25,000,000.00 in assets under management. Accordingly, as of July 8, 1997, the Adviser was required by law to, and did, withdraw its federal registration. Further, upon consultation with Texas securities counsel, the Adviser determined that it was not required to have a Texas investment adviser registration. Accordingly, until such time as the Adviser reaches $25,000,000.00 under management, it will have no investment adviser registration. When that threshold is achieved, it intends to reregister under the Investment Advisers Act.

Under the Agreement, the Adviser manages the investments of Plymouth, subject to the supervision and control of Plymouth's Board of Trustees. Specifically, the Adviser identifies, evaluates, structures, closes and monitors the investments made by Plymouth. The Agreement remains in effect until January 26, 1999. Thereafter, it will need to be renewed at least annually by the Board of Trustees, including a majority of its members casting their votes in person who are not interested persons of Plymouth (as defined by the 1940 Act) at a meeting called for the purpose of voting on such approval, or by a vote of a majority of the outstanding voting securities of Plymouth. The Agreement can be terminated by Plymouth at any time, without payment of any penalty, on sixty day's written notice to the Adviser if the decision to terminate has been made by the Board of Trustees or by a vote of a majority of the outstanding voting securities of Plymouth. The Agreement will terminate automatically in the event of its assignment.

The Adviser is required to pay all expenses that are incurred in rendering its services. Generally, these expenses include the cost of office space, telephone service, equipment and personnel required to perform its obligations under the Agreement. Plymouth will be required to pay its operating expenses and reimburse the Adviser promptly for expenses that the Adviser may pay on Plymouth's behalf, except those specifically required to be borne by the Adviser under the Agreement. Without limitation, the expenses to be borne by Plymouth will include: all expenses of any offering and sale by Plymouth of its shares; the fees and





                                    Page -7-
disbursements of Plymouth's counsel, accountants, and custodian; fees and expenses incurred in producing and effecting filings with federal and state securities administrators; costs of Plymouth's periodic reports to and other communications with Plymouth's shareholders; fees and expenses of members of Plymouth's Board of Trustees who are not directors, officers or employees of the Adviser; premiums for the fidelity bond maintained by Plymouth; all costs related to portfolio investments, including without limitation financing costs, legal and accounting fees, expenses related to protecting or maintaining the value of the loan portfolio or its underlying collateral, and other professional or technical fees and expenses (e.g., credit reports, title searches and delivery charges, property taxes, insurance premiums, long-distance telephone charges, costs of specialized consultants such as accountants or industry-specific technical experts, and travel expenses) incurred in acquiring, monitoring, negotiating, working-out, and effecting disposition of such investments, as well as responding to any litigation arising therefrom; and all expenses related to any borrowings by Plymouth.

During the term of this Agreement, Plymouth pays to the Adviser, on the 15th day of each month: (a) a fee calculated at an effective annual rate of 5.94% of Plymouth's invested assets as of the end of the previous month; and (b) a fee calculated at an effective annual rate of 0.48% of Plymouth's cash and short-term investments as of the end of the previous month. For purposes of calculating the fee to be paid on a monthly basis, "invested assets" means the asset value as determined by the Board as of the end of the previous fiscal quarter minus cash, short-term investments, intangible assets, and the amount of collections applied to the carrying value of the loan portfolio since the end of the previous quarter, plus the cost of loans purchased and capitalized advances to protect portfolio investments or underlying collateral since the end of the previous quarter.

At the shareholders' meeting on April 28, 1998, the shareholders approved the execution and delivery of minor revisions to the existing Agreement. The Agreement is the same as it was in all material respects, and none of the above description arises from any of those revisions. The revisions reflected the changed name of the adviser from Emerald to Greystone and clarified the adviser's authority to perform loan servicing functions with respect to Plymouth's assets.

4.  INVESTMENTS

Plymouth invests primarily in impaired loans of companies that qualify as "eligible portfolio companies" as defined in Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (6). These loans are carried on the Statement of Assets and Liabilities as of June 30, 1998, at fair value, as determined in good faith by Plymouth's Board of Trustees.

These loans typically are offered at auction in packages of multiple loans. Sellers include entities such as the Federal Deposit Insurance Corporation
(FDIC), banks, savings and loans, insurance companies and other financial institutions. Plymouth's investments in loan packages will be directed by the Adviser. Plymouth holds its real estate assets in a wholly-owned subsidiary as required in the agreement establishing its senior credit facility.

Generally, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement unless the borrower receives material assistance. While several types of impaired loans are available for purchase, Plymouth's portfolio is concentrated in impaired loans secured by commercial real estate. For both financial and regulatory reasons, commercial banks, either directly or indirectly through the FDIC, make these loans available for sale in packages with prices that are typically more than $1 million per package. Often the sale of impaired loans in this market offers creditors the only alternative to foreclosure.





                                    Page -8-

5.  INDEBTEDNESS

Plymouth has an $8,000,000 line of credit with a Texas bank that is secured by a first lien on all of Plymouth's assets. As of June 30, 1998 the balance on Plymouth's credit facility was $1,381,187. As of August 3, 1998, Plymouth could borrow approximately an additional $1,990,000. The amount the bank will lend increases in relation to increases in capital stemming from assets previously purchased so that, depending on the age of the portfolio loans, Plymouth could work its way up to or near the full $8,000,000 credit line. See the discussion regarding Plymouth's borrowing base set forth below under "Liquidity and Capital Resources."

6.  STOCK OPTION PLAN

At the annual shareholders meeting on April 28, 1998, the shareholders approved a proposal for a stock option plan for the officers of Plymouth. The proposal approved by the shareholders provides for a total 50,000 shares in the plan. The options will expire ten years after issuance, vest after three years, contain a minimum exercise price of $10.00, and may not be exercised except in connection with a registered offering.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF LIQUIDITY, CAPITAL RESOURCES, AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

As of June 30, 1998, Plymouth had $8,597,326 in net assets and had borrowed an additional $1,381,187 on its credit line. Plymouth declared and, on July 18, 1998, paid a 55 cents per share dividend based on its second quarter results. The dividend is not reflected in the financial statements presented.

Plymouth's liquidity consists of its capital not invested in loans plus the amount that is available on its line of credit. As Plymouth tries to remain fully invested at all times, it generally has uninvested capital only when assets are liquidated. Availability on its line of credit is tied to the credit limit and a borrowing base.

Plymouth's experience is that it holds assets for approximately eleven months. Therefore, on average, invested capital will not be available for the purchase of new assets until approximately eleven months from when it was last spent. Individual assets vary significantly, however, and it is difficult to predict which assets will be held longer and which can be liquidated sooner.

Under the current loan agreement, Plymouth can borrow the lesser of $8,000,000 or its borrowing base. The borrowing base limits advances to a declining percentage applied to the lesser of cost or current fair market value. On a new purchase, the allowable percentage is 60%. After Plymouth has held the asset for six months, the advance rate declines to 48% (See page 3 of Plymouth's December 31, 1997 Form 10-K for the other decline thresholds). This borrowing base decline after six months combined with Plymouth's average eleven month's holding time for assets potentially could deny Plymouth liquidity needed to purchase new assets as they become available. As of August 3, 1998, Plymouth had the ability to borrow approximately an additional $1,990,000. The borrowing capacity has increased significantly since May 4, 1998 when borrowing capacity was $291,000. The $291,000 figure included a temporary $600,000 credit line increase extended by the bank. The temporary credit line increase is no longer in effect. The primary reason for the borrowing capacity increase is that, in June 1998, Plymouth conducted a loan auction in which it sold many of its older assets, thereby reducing the average age of its portfolio.
Another smaller auction is planned for September 1998.

Plymouth's present credit line expires on September 27, 1998. When seeking a renewal or replacement line, Plymouth will attempt to restructure the line so that its borrowing base does not decline with age or at least so that the decline is slowed and reduced.





                                    Page -9-

There are no material, unused sources of liquidity.

Results of Operations

         Six Months Ended 6/30/98

During the six month period ending June 30,1998, Plymouth purchased nine additional loans with a cost of $721,702 and a total outstanding principal balance of $1,044,073. Plymouth's per share value increased to $9.33 from $9.13 at December 31, 1997. The increase was due to strong results realized at the June 1998 loan auction that exceeded expected unrealized gains. For the period Plymouth realized approximately $1,000,000 in taxable income and declared a dividend to shareholders of 55 cents per share. The dividend was paid on July 18, 1998 to shareholders of record on that date. The aggregate amount of the dividend was $506,894 and represents approximately half of taxable income for the period. If the accompanying June 30, 1998 financial statements reflected the dividend, the per share value would decline to $8.78.

During the six month period ending June 30,1998, Plymouth had gross collections of $8,315,123, including fifty-five notes that settled or sold for an average return on investment of approximately 31.05%. That return on investment takes into the account the original cost, gross collections, and direct expenses and is calculated on collections and expenses both within and without the six month period. The 31.05% return does not include overhead such as the adviser fee and interest expense. Plymouth's collections resulted in a net increase in net assets from operations, before changes in unrealized appreciation on investments and equity in earnings of affiliates, of $1,025,164 for the six month period ending June 30, 1998. The gain principally arises from loan sales effected through a loan auction held in June 1998. The GAAP net increase in assets for the six month period was $179,167 after a change in unrealized appreciation of ($798,192). The number is negative because gain was moved from unrealized to realized as a result of the loan auction. If it has product available for sale, Plymouth intends to hold loan auctions quarterly so as to maximize returns.

Plymouth's asset value can be affected by adjustments to portfolio fair market value by Plymouth's Board of Trustees. For the quarter ending June 30, 1998, the balance sheet shows an accumulated undistributed, unrealized loss on investments of $40,651. This loss is principally attributable to reductions of expected cash flows to net present value. The loss includes three loans with an expected cash loss of $265,956. The unrealized losses are expected to affect Plymouth's income statement in a manner corresponding to the effect of the unrealized gains on loans in the June loan auction.

         Comparable Period for Previous Year

By way of comparison, for the period ending June 30,1997, Plymouth realized a GAAP gain of $175,541. The lower gain is attributable to there being fewer
assets under management and to the timing of collections.   The magnitude of
Plymouth's GAAP gain in the second quarter of 1998 ($1,025,164) is significantly affected by the loans moving in groups through Plymouth's resolution process. A large group of loans was ready for sale during that quarter, but that will not always be the case in future quarters. While management tries to keep Plymouth's portfolio spread out, that is difficult to do. At such time as Plymouth may be able to increase its capitalization significantly, the lumps attributable to loans moving through the resolution process will be less significant and performance should be more uniform.

         Three Month Period Ending June 30, 1998 and Comparable Period Ending June 30, 1997

For the three month period ending June 30, 1998, Plymouth realized gross collections of $1,265,975 and realized a net increase in net assets from operations, before changes in unrealized appreciation on investments and equity in earnings of affiliates, of $1,161,961. The magnitude of both the collections and the gain arose





                                   Page -10-
from the June 1998 loan auction. For the comparable period in 1997, Plymouth realized a net decrease in net assets from operations, before changes in unrealized appreciation on investments and equity in earnings of affiliates, of ($88,980). Most of Plymouth's collections come upon final disposition of the loan (such as the recent loan auction) and, at June 30, 1997, most of Plymouth's assets were still too young to be at the state of final disposition, and as of June 30, 1997 Plymouth had too few loans and loans not held long enough to permit an auction or other large sale

PART II - OTHER INFORMATION

Item 1:  LEGAL PROCEEDINGS

         None.

Item 2:  CHANGES IN SECURITIES

         None.

Item 3:  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (A) Matters were submitted to shareholders at the annual meeting of shareholders held on April 28, 1998.

         (B) The following persons were elected to serve as members of the Board of Trustees:

                 Ronald K. Calgaard, James R. Clifton, Willis H. Wagner, Goodhue W. Smith III, Robert R. Swendson

                 Mr. Wagner has subsequently resigned and the trustees filled his seat with the election of Eric S. Foultz. No members of the Board of Trustees had terms continuing past the meeting so that each member was newly elected at the annual meeting.

         (C) The matters voted on and the votes tabulated are as follows:

                 (1) Election of trustees. The specific votes were as set forth in the following tables (allocating the shares of Robert Swendson, Goodhue W. Smith III, and SouthWest Federated, Inc. in the same proportions as the votes of the other shareholders):

                 Proposition                           % For               % Against             % Abstain              Check
 Dr. Ronald K. Calgaard                               100.00%                0.00%                 0.00%               100.00%

 James R. Clifton                                     100.00%                0.00%                 0.00%               100.00%

 Goodhue W. Smith III                                 100.00%                0.00%                 0.00%               100.00%

 Willis Wagner                                        98.51%                 1.49%                 0.00%               100.00%

 Robert R. Swendson                                   100.00%                0.00%                 0.00%               100.00%

Shares owned by Smith, Swendson, and SWF total 46,247.


                             Smith            Swendson          SWF             Totals





                                   Page -11-

 Total Shares                 15,500.00         10,050.00      20,697.00          46,247.00
 Owned

 Calgaard For                 15,500.00         10,050.00      20,697.00          46,247.00

 Calgaard Against                  0.00              0.00           0.00               0.00

 Calgaard Abstain                  0.00              0.00           0.00               0.00

 Clifton For                  15,500.00         10,050.00      20,697.00          46,247.00

 Clifton Against                   0.00              0.00           0.00               0.00

 Clifton Abstain                   0.00              0.00           0.00               0.00

 Wagner For                   15,269.05          9,900.26      20,388.61          45,557.92

 Wagner Against                  230.95            149.74         308.39             689.08

 Wagner Abstain                    0.00              0.00           0.00               0.00

 Swendson For                 15,500.00         10,050.00      20,697.00          46,247.00

 Swendson Against                  0.00              0.00           0.00               0.00

 Swendson Abstain                  0.00              0.00           0.00               0.00

 Smith For                    15,500.00         10,050.00      20,697.00          46,247.00

 Smith Against                     0.00              0.00           0.00               0.00

 Smith Abstain                     0.00              0.00           0.00               0.00


                 (2) Investment Advisory Agreement. The shareholders were asked to approve a slightly revised investment advisory agreement, although the revisions did not change any economic terms of the relationship between Plymouth and the Advisor. The shareholders returning their proxies voted on the continuation of the agreement as set forth in the following tables (allocating the shares of Robert Swendson, Goodhue W. Smith III, and SouthWest Federated, Inc. in the same proportions as the votes of the other shareholders):

                 Proposition                           % For               % Against             % Abstain              Check
 Revised Advisory Agreement                           97.02%                 0.00%                 2.98%               100.00%

Shares owned by Smith, Swendson, and SWF total 46,247.

                             Smith          Swendson            SWF              Totals
 Total Shares Owned        15,500.00         10,050.00       20,697.00             46,247.00

 Advisory Agmt For         15,038.10          9,750.51       20,080.23             44,868.84

 Advisory Agmt                  0.00              0.00            0.00                  0.00
 Against

 Advisory Agmt                461.90            299.49          616.77              1,378.16
 Abstain





                                   Page -12-

                 (3) Auditors. The shareholders were asked to approve the selection of KPMG Peat Marwick as the auditors of Plymouth. The shareholders returning their proxies voted in favor of such selection as set forth in the following tables (allocating the shares of Robert Swendson, Goodhue W. Smith III, and SouthWest Federated, Inc. in the same proportions as the votes of the other shareholders):

                 Proposition                           % For               % Against             % Abstain              Check
 KPMG Peat Marwick                                    96.28%                 3.72%                 0.00%               100.00%

Shares owned by Smith, Swendson, and SWF total 46,247.

                              Smith           Swendson           SWF             Totals
 Total Shares Owned          15,500.00        10,050.00       20,697.00           46,247.00

 KPMG For                    14,923.40         9,676.14       19,927.07           44,526.61

 KPMG Against                   576.60           373.86          769.93            1,720.39

 KPMG Abstain                     0.00             0.00            0.00                0.00

                 (4) Stock Option Plan. The shareholders were asked to approve a plan whereby officers of Plymouth would be granted options to purchase shares of Plymouth. The plan was to have the following characteristics:

               1. There shall be no transfer of options except through a decedent's estate.

               2. There shall be no exercise except in connection with a registered offering.

               3. The options shall expire ten years after issuance, and they are not vested until three years after issuance, the condition of vesting being that the holder remain in the employ of Greystone Advisers, Inc.

               4. The exercise price for the options shall be the net asset value determined by the trustees for the applicable period, but such price shall not be less than $10.00.

               5. The issuance of options at any one time shall be limited to a number that will not exceed limitations applicable to the Trust regarding the number of outstanding options, such restrictions at this time limiting the permissible number of additional options to 30,000.


The shareholders returning their proxies voted on the plan as set forth in the following tables (allocating the shares of Robert Swendson, Goodhue W. Smith III, and SouthWest Federated, Inc. in the same proportions as the votes of the other shareholders):

           Proposition                                % For               % Against             % Abstain              Check
 Employee Stock Option                                97.02%                 2.98%                 0.00%               100.00%

Shares owned by Smith, Swendson, and SWF total 46,247.


                                Smith            Swendson            SWF             Totals
 Total Shares Owned            15,500.00         10,050.00         20,697.00       46,247.00

 Option For                    15,038.10          9,750.51         20,080.23       44,868.84





                                   Page -13-

 Option Against                   461.90            299.49            616.77        1,378.16

 Option Abstain                     0.00              0.00              0.00            0.00

         (D)  Not applicable.

Item 5: OTHER INFORMATION

         Ted J. Hanes, Vice President Portfolio Management, left Plymouth effective July 3, 1998. Larry D. Krause has assumed his responsibilities. The Company does not expect Mr. Hanes' departure will have a material effect on operations and does not plan to replace him at this time.

         As noted in the management discussion and analysis, management believes Plymouth's performance would be both improved and stabilized if Plymouth had more capital. Accordingly, management is currently investigating raising additional capital. Its goal is to raise at least some of the funds needed before the end of 1998. Management does not yet have an agreement with an investment banker with respect to such an offering.

         In the past, Plymouth has operated under ambiguity as to what loans to sole proprietorships would properly be considered as issued by eligible portfolio companies. Loans to sole proprietorships were a significant percentage of those in Plymouth's target market. Plymouth sought clarification from the Securities and Exchange Commission and , in a July 1998 no-action letter, the Commission stated that it would not recommend regulatory action against Plymouth if Plymouth treats sole proprietorships as eligible portfolio companies. This relief will enable Plymouth to bid on packages it would previously have had to pass up. With expanded choices, Plymouth hopes to get a better portfolio mix at better prices.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

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





   -----------------------------------

   (1)Incorporated herein by reference from registrant's initial registration statement on Form 10 (File No. 0-21443), as filed with the Commission on September 27, 1996.

   (2)Incorporated herein by reference from amendment number 1 of the registrant's initial registration statement on Form 10 (File No. 0-21443), as filed with the Commission on January 15, 1997.

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

                                   Page -14-

     (10) (A)Investment Advisory Agreement by and between the registrant and Greystone Advisers, Inc.(3)

              (B)Custodial Agreement by and between Broadway National Bank, Comerica Bank--Texas and the registrant, dated September 27, 1996(4)

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

                                  PLYMOUTH COMMERCIAL MORTGAGE FUND

                                  /s/ Robert R. Swendson
August 14, 1998
                                  --------------------------------------------
                                  Robert R. Swendson, President and Chief
                                  Executive Officer

                                  /s/ Patrick J. Panzarella
August 14, 1998
                                  --------------------------------------------
                                  Patrick J. Panzarella, Chief Financial
                                  Officer (Principal Financial Officer)





 ----------------------------------

  (3)Incorporated by reference from registrant's Form 10-Q for the period ending March 31, 1998 (File No. 0-21433), as filed with the Commission on May 14, 1998.

  (4)Incorporated by reference from registrant's Form 10-Q for the period ending June 30, 1997 (File No. 0-21433), as filed with the Commission on or about August 14, 1997.


                                   Page -15-