Form 10-Q
period 1998-09-30
PLYMOUTH COMMERCIAL MORTGAGE FUND
filed 1998-11-16
CIK 1022105

    As filed with the Securities and Exchange Commission on November 16, 1998

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934
                  For quarterly period ended September 30, 1998

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

                                 [X] Yes [ ] No

As of November 10, 1998, 921,627 of the registrant's common shares of beneficial interest, no par value, were outstanding.

                        PLYMOUTH COMMERCIAL MORTGAGE FUND
                      Statements of Assets and Liabilities
                    September 30, 1998 and December 31, 1997
                                   (Unaudited)

                                                                 September 30, 1998      December 31, 1997
                                                                 ------------------      -----------------
                          Assets
                          ------
Investments in securities at fair value, cost of
$10,349,427 and $14,538,157                                       $      9,971,656        $     15,295,698

Investment in affiliate                                                    972,346                 941,477

Cash                                                                       165,473                 568,899

Accounts Receivable                                                         (2,684)                  2,026

Organization Costs                                                          49,400                  72,800
                                                                  -----------------       -----------------
Total Assets                                                      $     11,156,191        $     16,880,900
                                                                  =================       =================

                        Liabilities
                        -----------

Accounts Payable                                                  $         64,530        $         48,547

Investment Advisory Fee Payable                                             60,000                  77,110

Dividend Payable                                                           460,814                 275,001

Note Payable                                                             2,956,315               7,981,158

Escrow Funds                                                                45,055                  80,924
                                                                  -----------------       -----------------
                     Total Liabilities                            $      3,586,714        $      8,462,740


                        Net Assets
                        ----------

Common shares of beneficial interest, no par value, 1,750,000
shares authorized, 921,627 shares issued and outstanding                 7,976,773               7,976,773

Accumulated undistributed net investment loss                           (1,435,435)               (789,921)

Accumulated undistributed net realized gains net of
distributions of $1,545,805 and $578,097                                 1,682,501                 611,696

Accumulated undistributed equity of subsidiary                            (276,590)               (137,929)

Accumulated undistributed unrealized gain (loss) on investments           (377,772)                757,541
                                                                  -----------------       -----------------
Total Net Assets ($8.21 and $9.13 per share)                             7,569,477               8,418,160


Total Liabilities & Net Assets                                    $     11,156,191        $     16,880,900
                                                                  =================       =================

    The accompanying notes are an integral part of these financial statements


                                    Page -2-

                        PLYMOUTH COMMERCIAL MORTGAGE FUND
                            Statements of Operations
                                   (unaudited)


                                              For the three      For the three      For the nine      For the nine
                                              months ended       months ended       months ended      months ended
                                              September 30,      September 30,      September 30,     September 30,
                                              1998               1997               1998              1997
                                             ---------------    ----------------   ---------------    --------------
 INVESTMENT INCOME:

 Interest                                     $     160,333      $      175,189     $    580,617       $    286,404

 Other Investment Income                                  -               2,985              260            110,781
                                             ---------------    ----------------   --------------     --------------
 Total Investment Income                            160,333             178,174          580,877            397,185

 EXPENSES:

 Investment advisory fee                            151,041             160,779          582,397            320,536

 Legal and Professional                              38,893               5,317          108,161            102,445

 Interest expense                                    28,015              50,394          342,096             59,351

 Operating expense                                   66,217              68,740          193,737            177,360
                                             ---------------    ----------------   --------------     --------------
 Total Expenses                                     284,166             285,230        1,226,391            659,692


 Net Investment Loss                          $    (123,833)     $     (107,056)    $   (645,514)      $   (262,507)
                                             ---------------    ----------------   --------------         ----------
 Realized gain on sale of investment                359,577              29,092        1,426,668            297,720

 Realized gain on collection of notes               132,091             143,209          611,845            205,573

 Change in unrealized appreciation on assets       (337,120)            194,068       (1,135,312)           (11,496)

 Equity in earnings (loss) of affiliate             (90,855)             82,620         (138,660)            33,126
                                             ---------------    ----------------   --------------     --------------

 Net increase (decrease) in net assets
 resulting from operations                    $     (60,140)     $      341,933     $    119,027       $    262,416
                                             ===============    ================   ==============     ==============

    The accompanying notes are an integral part of these financial statements


                                    Page -3-

                        PLYMOUTH COMMERCIAL MORTGAGE FUND
                       Statements of Changes in Net Assets
                                   (unaudited)

                                                     For the three     For the three       For the nine       For the nine
                                                     months ended      months ended        months ended       months ended
                                                     September         September           September          September
                                                     30, 1998          30, 1997            30, 1998           30, 1997

Operations before distributions

Net investment loss                                  $     (123,833)   $       (107,056)   $      (645,514)   $      (262,507)

Net realized gain on sale of investments                    359,577              29,092          1,426,668            297,720

Net realized gain on collections                            132,091             143,209            611,845            205,573

Changes in unrealized appreciation on investments          (337,120)            194,068         (1,135,312)           (11,496)

Equity in earnings (loss) of affiliates                     (90,855)             82,620           (138,660)            33,126
                                                     ---------------   -----------------   ----------------   ----------------



Net increase (decrease) in net assets from
operations before distributions                             (60,140)            341,933            119,027            262,416

Distribution to shareholders from
Net realized gain on investments:                          (967,709)           (153,209)          (967,710)          (233,597)
                                                     ---------------   -----------------   ----------------   ----------------

Total increase in net assets                             (1,027,849)            188,724           (848,683)            28,819


Net assets, beginning of period                           8,597,326           8,432,341          8,418,160          8,592,246
                                                     ---------------   -----------------   ----------------   ----------------


Net assets, end of period                                 7,569,477           8,621,065          7,569,477          8,621,065
                                                     ===============   =================   ================   ================

Per Share Data

Investment income                                              0.17                0.19               0.63               0.43

Expenses                                                      (0.31)              (0.31)             (1.33)             (0.72)

Net realized gain on sale of investments                       0.39                0.03               1.55               0.32

Net realized gain on collection of notes                       0.14                0.16               0.66               0.22

Equity in earnings of affiliate                               (0.10)               0.09              (0.15)              0.04

Change in unrealized appreciation on assets                   (0.36)               0.21              (1.23)             (0.01)
                                                     ---------------   -----------------   ----------------   ----------------

Increase in net assets from operations before
distributions                                                 (0.07)               0.37               0.13               0.28


Increase in net assets from operations before
distributions                                                 (0.07)               0.37               0.13               0.28

Capital share transactions

Distributions from realized gain on securities                (1.05)              (0.17)             (1.05)             (0.25)
                                                     ---------------   -----------------   ----------------   ----------------


Net Increase (decrease) in net asset value                    (1.12)               0.20              (0.92)              0.03

Net asset value

Beginning of period                                            9.33                9.15               9.13               9.32
                                                     ---------------   -----------------   ----------------   ----------------
End of period                                                  8.21                9.35               8.21               9.35
                                                     ===============   =================   ================   ================
Ratio:

Expenses to Average Assets                                    3.52%               3.00%             15.34%              8.00%

Net Investment Income to Average Assets                      -1.53%              -1.00%             -8.08%             -3.00%




    The accompanying notes are an integral part of these financial statements


                                    Page -4-

                        PLYMOUTH COMMERCIAL MORTGAGE FUND
                            Statements of Cash Flows
                                   (unaudited)

                                                                   For the nine months             For the nine months
                                                                   ended September 30, 1998        ended September 30, 1997
                                                                   ----------------------------    ---------------------------
Cash flows from operating activities

Increase (decreases) in net assets from operations before
distributions                                                        $                 119,027      $                 262,416

Adjustments to reconcile increases in net assets from operations before distributions to net cash provided

            Amortization of organization costs                                          23,400                         23,400

            Change in unrealized appreciation on investments                         1,135,312                         11,496

            Changes in other assets                                                      4,707                         47,466

            Equity in loss of affiliates                                               138,660                        (33,126)

            Changes in receivables                                                           -                          4,224

            Changes in payables                                                         (1,127)                       442,209

            Change in dividend s payable                                                     -                        153,207

            Change in escrow funds                                                     (35,869)                        30,474
                                                                   ----------------------------    ---------------------------
Net cash provided/used by operating activities                                       1,384,110                        941,766

Cash flow from investing activities

            Purchase of securities and capital expenditures                         (3,633,746)                   (10,080,578)

            Sale of securities/principal collection on

            securities                                                               7,616,950                      2,033,825

            Investment in affiliate                                                     35,997                         81,483
                                                                   ----------------------------    ---------------------------
Net cash provided/used by investing activities                                       4,019,201                     (7,965,270)

Cash flow from financing activities

            Change in note net                                                      (5,024,842)                     1,739,826

            Dividends paid                                                            (781,896)                      (233,597)
                                                                   ----------------------------    ---------------------------
Net cash used by financing activities                                               (5,806,738)                     1,506,229


Net decrease in cash and cash equivalents                                             (403,426)                    (5,517,274)


Cash and cash equivalents at beginning of period                                       568,899                      5,584,460
                                                                   ----------------------------    ---------------------------

Cash and cash equivalents at end of period                                             165,473                         67,186
                                                                   ============================    ===========================


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

       D. Distributions to Shareholders: With respect to its third quarter operations, the Board declared a dividend to shareholders of record as of September 30, 1998 in the amount of $460,813, which is 50(cents) per share. The dividend was paid on November 9, 1998. In respect of its second quarter operations, the Board declared and Plymouth paid a dividend to shareholders of record as of July 18, 1998 in the amount of $506,894.85, which is 55(cents) per share. The dividend was paid on July 18, 1998. There was no dividend in respect of first quarter operations.

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

The Adviser is required to pay all expenses that are incurred in rendering its services. Generally, these expenses include the cost of office space, telephone service, equipment and personnel required to perform its obligations under the Agreement. Plymouth will be required to pay its operating expenses and reimburse the


                                    Page -7-

Adviser promptly for expenses that the Adviser may pay on Plymouth's behalf, except those specifically required to be borne by the Adviser under the Agreement. Without limitation, the expenses to be borne by Plymouth will include: all expenses of any offering and sale by Plymouth of its shares; the fees and disbursements of Plymouth's counsel, accountants, and custodian; fees and expenses incurred in producing and effecting filings with federal and state securities administrators; costs of Plymouth's periodic reports to and other communications with Plymouth's shareholders; fees and expenses of members of Plymouth's Board of Trustees who are not directors, officers or employees of the Adviser; premiums for the fidelity bond maintained by Plymouth; all costs related to portfolio investments, including without limitation financing costs, legal and accounting fees, expenses related to protecting or maintaining the value of the loan portfolio or its underlying collateral, and other professional or technical fees and expenses (e.g., credit reports, title searches and delivery charges, property taxes, insurance premiums, long-distance telephone charges, costs of specialized consultants such as accountants or industry-specific technical experts, and travel expenses) incurred in acquiring, monitoring, negotiating, working-out, and effecting disposition of such investments, as well as responding to any litigation arising therefrom; and all expenses related to any borrowings by Plymouth.

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

4.  INVESTMENTS

Plymouth invests primarily in impaired loans of companies that qualify as "eligible portfolio companies" as defined in Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (6). These loans are carried on the Statement of Assets and Liabilities as of September 30, 1998, at fair value, as determined in good faith by Plymouth's Board of Trustees.

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

5.  INDEBTEDNESS

Plymouth has an $8,000,000 line of credit with a Texas bank that is secured by a first lien on all of Plymouth's assets. As of September 30, 1998 the balance on Plymouth's credit facility was $2,956,315. Plymouth's actual


                                    Page -8-
borrowing capacity under the line of credit is substantially less than the approximate $5,000,000 left on the line of credit because of borrowing base restrictions discussed in previous filings. Plymouth is presently operating under an extension of the credit line lasting until January 15, 1999. Although Plymouth believes it can renew its present line on terms that are slightly more favorable, it is presently exploring whether it can obtain significantly more favorable terms elsewhere.

6.  STOCK OPTION PLAN

No action has been taken to put into effect the stock option plan adopted at the annual shareholders meeting on April 28, 1998.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF LIQUIDITY, CAPITAL RESOURCES, AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

As of September 30, 1998, Plymouth had $7,569,477 in net assets and had borrowed $2,956,315 against its credit line. Plymouth declared and, on November 9, 1998, paid a 50(cents) per share dividend based on its third quarter results. The dividend is reflected in the financial statements presented.

Plymouth's liquidity consists of its capital not invested in loans plus the amount that is available on its line of credit. As Plymouth tries to remain fully invested at all times, it generally has uninvested capital only when assets are liquidated. Availability on its line of credit is tied to the credit limit and a borrowing base.

Plymouth's line of credit was scheduled to mature on September 27, 1998. Management requested an extension until January 15, 1999 so that it could explore other financing options that provide Plymouth with more liquidity and flexibility. Management has made and continues to make inquiries in that regard. If such financing is not found, Plymouth's current lender has expressed a willingness to renew the line on terms slightly more favorable to Plymouth than the existing ones.

There are no material, unused sources of liquidity.

Plymouth is considering changing its structure to allow more flexibility in purchasing assets and attracting new investors. There are no specific proposals at present, and any such change must be approved by the shareholders.

Results of Operations

         Nine Months Ended 9/30/98

During the nine month period ending September 30,1998, Plymouth purchased 24 additional loans with a cost of $3,551,543 and a total outstanding principal balance of $5,378,285. Plymouth's per share value decreased to $8.21 from $9.13 at December 31, 1997. The decrease was principally due to a $1.05 per share dividend declared year to date for 1998. The aggregate dividends declared year to date from realized income is $967,709. The per share value has also been reduced by undistributed unrealized losses (see discussion below).

During the nine month period ending September 30,1998, Plymouth had gross collections of $10,236,782, including seventy notes that settled or sold for an average return on investment of approximately 33%. That

                                    Page -9-
return on investment takes into the account the original cost, gross collections, and direct expenses and is calculated on collections and expenses over the holding period of the notes. The 33% return does not include the time value of money or overhead such as the adviser fee and interest expense. Plymouth's collections resulted in a net increase in net assets from operations, before changes in unrealized appreciation on investments and equity in earnings of affiliates, of $1,393,000 for the nine month period ending September 30, 1998. The GAAP net increase in assets for the nine month period was $119,027 after a change in unrealized appreciation of ($1,273,972). The number is negative because gain was moved from unrealized to realized as a result of settlements and sales of loans. The number is also affected by the value of loans still in the portfolio (see discussion below).

Plymouth's asset value can be affected by adjustments to portfolio fair market value by Plymouth's Board of Trustees. For the quarter ending September 30, 1998, the balance sheet shows an accumulated undistributed, unrealized loss on investments and undistributed equity of subsidiaries of ($654,362). This loss is principally attributable to reductions of expected cash flows to net present value. The loss includes five loans with an expected cash loss of over $50,000. The expected cash loss on the five loans is approximately $376,000.

When considering the amount of assets invested and the time period, expenses for the nine month period were in line with expected expenses.

         Comparable Period for Previous Year

By way of comparison, for the period ending September 30,1997, Plymouth realized a GAAP gain of $240,786. The difference is attributable to there being fewer assets under management and to the timing of collections. Plymouth's $1,393,000 GAAP year to date gain through the third quarter of 1998 is significantly affected by the loans moving in groups through Plymouth's resolution process. For the second quarter in a row, Plymouth found the product to conduct a loan auction. No auction is planned for the fourth quarter of 1998, and there will likely be other quarters in the future when Plymouth does not have sufficient product to conduct auctions. While management tries to keep Plymouth's portfolio spread out, that is difficult to do. At such time as Plymouth may be able to increase its capitalization significantly, the clusters of loans moving through the resolution process should smoothen and performance should be more uniform.

Management believes the key to continued profitability is the ability to purchase new loans regularly. This can be done only through additional equity or a less restrictive borrowing base. There is no guarantee that Plymouth will be able to achieve either requirement. If Plymouth is unable to achieve either, then future liquidity and earnings are likely to suffer.

    Three Month Period Ending September 30, 1998 and Comparable Period Ending September 30, 1997

For the three month period ending September 30, 1998, Plymouth realized gross collections of $1,921,659 and realized a net increase in net assets from operations, before dividends and changes in unrealized appreciation on investments and equity in earnings of affiliates, of $367,835. The magnitude of both the collections and the gain arose from the settlement and sale of loans. For the comparable period in 1997, Plymouth realized a net increase in net assets from operations, before dividends and changes in unrealized appreciation on investments and equity in earnings of affiliates, of $65,294. Most of Plymouth's collections come upon final disposition of the loan and, at September 30, 1997, most of Plymouth's assets were still too young for final disposition.

Analysis of different financial results for comparable time periods will be a useful tool only when Plymouth reaches a point at which it is consistently purchasing and disposing of assets. As it is, clusters of assets passing through the system distort the picture from one period to the next.


                                   Page -10-

Year 2000 Compliance

Management is aware of the need to investigate whether its information systems will function properly after December 31, 1999. All information systems belong to Greystone Advisers, Inc., Plymouth's investment adviser.

The information systems all consist of personal computers linked by a Windows NT network. The file server's operating system is Windows NT and the workstations' operating system is Windows 95. Most of the software is off-the-shelf and could be replaced at relatively minor expense if it proves to present a problem. Examples are Excel and WordPerfect, and we use recent versions of both of those. The two major, non-off-the-shelf programs used are Loan Base (loan servicing software) and MAS 90 (accounting software). Both of the vendors of those programs have represented to us that their products are Year 2000 compliant.

Management intends to test its computer system before the end of 1999 to identify any problems that might arise internally. Management does not expect the cost of compliance to be material and expects to expense it as incurred. Neither Plymouth nor its adviser has any material online connections to vendors, but management cannot be assured there will not be an adverse effect if suppliers or service providers fail to bring their systems into compliance in a timely manner.

PART II - OTHER INFORMATION

Item 1:  LEGAL PROCEEDINGS

On or about Wednesday, October 21, 1998, Whitney Holdings, LLC and Whitney Financial Corp. filed a lawsuit entitled and numbered Whitney Financial Corporation and Whitney Holdings Limited Liability Company on their own behalf and as derivative plaintiffs on behalf of SouthWest Federated, Inc. and/or SouthWest Federated Holding Company v. Robert R. Swendson, Goodhue W. Smith, III, Duncan-Smith Co., Greystone Advisers, Inc., Plymouth Commercial Mortgage Fund, SouthWest Federated, Inc., SouthWest Federated Holding Company, SouthWest Federated Portfolio Limited Partnership, and SouthWest Federated Servicing Limited Partnership, Cause Number 98-CI-15256, 131st Judicial District Court, Bexar County, Texas.

Until on or about Monday, October 19, 1998, Whitney Holdings, LLC ("WHLLC") was a shareholder of SouthWest Federated Holding Company, Inc. ("SWFHC"). At that time, Whitney Holdings, LLC sold its shares in SWFHC back to SWFHC. Prior to the creation of SWFHC, WHLLC was directly a shareholder of SouthWest Federated, Inc. ("SWF"). Prior to April 8, 1993, WHLLC's interest in SWF was held by Whitney Financial Corp. In this discussion, the plaintiffs are collectively referred to as "Whitney."

SWF is and, at all times material to the suit, has been a wholly owned subsidiary of SWFHC. SWF's business has always been the purchase and resolution of distressed debt. The business was usually conducted through limited partnerships used as a vehicle to raise the capital necessary to purchase the debt. SWF acted as general partner of the partnerships.

Whitney claims that the formation of Plymouth and Greystone was a corporate opportunity of SWF that was usurped by Robert R. Swendson. Whitney also alleges that Goodhue W. Smith, III, Duncan-Smith Co., and the limited partnerships improperly benefitted from the conduct complained of. Whitney specifically alleges that the conduct complained of amounts to breach of fiduciary duty, usurpation of corporate opportunity, conversion, fraud, negligence, and breach of contract. By way of remedy, Whitney seeks a (1) declaration of constructive trust and an accounting of all assets, property, and profits gained or transferred as a result of the conduct complained of, (2) a preliminary injunction against SWF, SWFHC, and Greystone (but not Plymouth)

                                   Page -11-
against distribution of profits, stock, or other assets or property, (3) a receivership of Greystone, SWF, and SWFHC (but not Plymouth), (4) actual damages, (5) punitive damages, and (6) attorneys fees. The suit is alleged both derivatively on behalf of the corporation and individually on behalf of Whitney.

Greystone, Plymouth's investment adviser, is owned 100% by Robert R. Swendson. Mr. Swendson is the majority shareholder, president, and a director of SWFHC. All the holders of shares of Plymouth gave value for their interests. As such, there was no "corporate opportunity" for SWFHC associated with the issuance of Plymouth shares.

Although the law requires that derivative claims be submitted to the board of directors before filing suit, Whitney failed to do that. Plymouth is informed that SWFHC's board of directors will review the claims but it has asked Whitney for additional information. Plymouth has been informed that there is a significant legal impediment to Whitney's suit: (1) Whitney is no longer a shareholder of any relevant entity, and one must be a shareholder to maintain a derivative action and (2) Whitney's claims made cannot be maintained other than derivatively. Plymouth's management believes these defenses will protect whatever Plymouth has at stake in this litigation, but these defenses have not yet been submitted to a judge for ruling. The outcome of litigation can never be guaranteed.

Whitney has offered to mediate the dispute, and the defendants have agreed. If the case is mediated, Plymouth is hopeful that the matter will be resolved in that way, without the requirement of further court proceedings.

Item 2:  CHANGES IN SECURITIES

         None.

Item 3:  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5:  OTHER INFORMATION

         In its filing for the period ending June 30, 1998, Plymouth expressed an intent to attempt to raise at least some additional equity before the end of 1998. At this juncture, it now appears that schedule is unlikely. Plymouth remains hopeful that it can raise capital or obtain better debt financing in the first quarter of 1999.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS-

                (2)Plan of acquisition, reorganization, arrangement, liquidation or succession: (None)



                                   Page -12-

             (3)(i) (A)Certificate of Trust of the registrant, as filed August 23, 1996(1)
                      (B)Declaration of Trust of the registrant, dated
                      August 23, 1996(1)

             (3)(ii)Bylaws of the registrant, dated September 3, 1996(1)

             (4) (A)Loan Agreement between Comerica Bank-Texas and the registrant, dated September 27, 1996(2)

                      (B)Agreement to furnish to the Commission upon request a copy of Subordinated Note Agreement between the registrant and SouthWest Federated Holding Company, Inc., dated September 27, 1996(2)

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

                                      PLYMOUTH COMMERCIAL MORTGAGE FUND

                                      /s/ Robert R. Swendson
November 13, 1998
                                      ------------------------------------------
                                      Robert R. Swendson, President  and  Chief
                                      Executive Officer

                                      /s/ Patrick J. Panzarella
November 13, 1998
                                      ------------------------------------------
                                      Patrick J. Panzarella,  Chief  Financial
                                      Officer (Principal Financial Officer)


----------------------

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


                                   Page -13-