Form 10-K
period 1998-12-31
PLYMOUTH COMMERCIAL MORTGAGE FUND
filed 1999-03-31
CIK 1022105

     As filed with the Securities and Exchange Commission on March 29, 1999

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ___________ to _________________

                         Commission File Number: 0-21443

                        PLYMOUTH COMMERCIAL MORTGAGE FUND
             (Exact name of registrant as specified in its charter)

                DELAWARE                                           74-6439983
    (State or other jurisdiction of                             (I.R.S. Employer
     incorporation or organization)                           Identification No.)

     C/O GREYSTONE ADVISERS, INC.,
     13333 BLANCO ROAD, SUITE 314,
     SAN ANTONIO, TEXAS78216-7756                                  78216-7756
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

There is currently no market for the registrant's shares of beneficial interest. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 29, 1999, was $5,761,608, based upon the price at which the stock was sold. The number of shares outstanding on March 29, 1999 was 921,627.

Documents Incorporated by Reference: None

                                     PART I

ITEM 1.     BUSINESS.

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

MANAGERIAL ASSISTANCE

The 1940 Act requires a BDC to generally "make available significant managerial assistance" to the issuers of such securities as a BDC may invest in. In this regard, the 1940 Act defines "making available significant managerial assistance" as "any arrangement whereby a [BDC], through its directors, officers, employees, or general partners, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company"

Upon acquiring a new note, Plymouth contacts the management of the small business and offers assistance that, among other things, includes restructuring the loan to meet the borrower's ability to pay, analyzing a borrower's financial statements, and helping the borrower locate a third-party lender and acquire permanent financing.

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

BORROWINGS

To take advantage of the difference between favorable interest rates available from lenders and the expected rates of return from purchased loans, the Company has established a line of credit with a commercial bank (the "Credit Facility"). Such borrowing by the Company combined with any other senior security representing indebtedness will not exceed the maximum amount permitted by the 1940 Act for a BDC. See "BDC Regulation"

As of December 31, 1998, the Credit Facility had a borrowing ceiling of $8,000,000 and the Company had borrowed $4,448,795. The company had borrowed $7,981,158 at the end of 1997. The Credit Facility is secured by a perfected first security interest in substantially all of the Company's assets. The line originally expired on September 27, 1998. It was first extended to January 15, 1999 and now has been extended to July 15, 1999. The terms of the Credit Facility are as they were previously except for a change to the interest rate. The interest rate is now calculated as follows:

       Interest Coverage Ratio               Prime Rate +
           less than 3.49X                        1%

            3.50 to 3.99X                         .5%

          Greater than 4.0X                      .25%

The interest coverage ratio is the ratio between income and interest expense.

The rate fluctuates in accordance with the above table on a quarterly basis. The rate for the first quarter of 1999 was prime (7.25%) plus 1%, which is 8.25%

Management is considering negotiating with other lenders to find a more flexible borrowing base.

The interest rate charged by the bank for 1998 was based upon average borrowings under this facility. For borrowings of up to $2.5 million for the previous quarter, the interest rate on the Credit Facility was prime plus 1.5%; for average borrowings of between $2.5 million and $5.0 million for the previous quarter, the interest rate was prime plus 1.0%; and for average borrowings of more than $5.0 million for the previous quarter, the interest rate was prime plus .05%. At 1998 fiscal year end, the bank's prime rate was 7.75%. Adding the one percent to the top of that brings the rate up to 8.75%. A variable rate based on the London Interbank Offered Rate is also available. Terms of the Credit Facility include periodic third-party auditing, a lock box for receipt of payments, custody by a third-party custodian of primary collateral, certain other fee payments, and loan covenants that require the Company to meet various requirements that may be difficult to maintain at all times.

The Company may initially borrow up to 60% of the net cost of each new loan that is purchased. This advance percentage, however, is reduced to a lower percentage as the amount of time that Plymouth has held the loan increases. The schedule below describes how the advance rate declines:

              Number of Months                          Maximum Advance
         Plymouth has held the loan           (lesser of net cost or fair value)
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

All advances under the Credit Facility are subject to the lender's discretion and continued satisfaction with the Company's business and financial condition and operations. The Credit Facility includes several other affirmative and negative covenants with which the Company is complying. In the beginning of 1998, the Company did not meet the interest coverage ratio, but the bank waived the non-compliance and all covenants were met by year-end. In 1999, depending on collections, Plymouth may find it difficult to meet all loan covenants.

INVESTMENT ADVISER

Subject to the terms of an investment advisory agreement (the "Agreement") and the supervision and control of its Board of Trustees, the investments of the Company are directed by Greystone Advisers, Inc. (the "Adviser"). The Adviser is located at 13333 Blanco Road, Suite 314, San Antonio, Texas 78216-7756. In 1996 the Adviser was federally registered. Because the Adviser does not manage at least $25,000,000 in assets, it was forced to withdraw its federal registration in July 1997. The Adviser is currently relying on an exemption from Texas registration requirements.

INVESTMENT ADVISORY AGREEMENT. Pursuant to the Agreement, the Adviser directs the investments of the Company. Specifically, the Adviser identifies, evaluates, resolves and monitors the investments of the Company. The current agreement is in effect until January 22, 2000 and may be extended after this as long as it is approved at least annually by the Board of Trustees, including a majority of the Trustees who are not "interested persons" of the Company within the meaning of the 1940 Act.

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

Pursuant to the Agreement, the Company pays the Adviser a monthly management fee which is based on end-of-month asset values, payable on the 15th day of the following month, and is calculated at the annual rate of 5.94% of the Company's "invested assets" including those assets purchased with borrowed capital, and 0.48% of its cash and short-term investments. The value of the Company's "invested assets" is established by the Board of Trustees in good faith and using their best judgment. For purposes of calculating the fee at the end of a month that is not also the end of a calendar quarter, the value of "invested assets" that the Board of Trustees previously established is reduced by the amount of collections applied to the carrying value of the loan portfolio since the end of the previous quarter, plus the cost of loans purchased and capitalized items since the end of the previous quarter. Events that would negatively affect the previous value of an impaired loan are also taken into consideration in calculating the management fee.

The percentage of assets being charged by the Adviser as a management fee is substantially higher than that paid by most investment companies because of the additional efforts and resources associated with identifying, evaluating, purchasing, renegotiating and collecting impaired loans.

OPERATIONS. The Adviser's personnel have had significant experience purchasing and resolving impaired loans. Most of this experience was derived through work for SouthWest Federated, Inc., a Texas corporation ("SWFI"). Most of the Adviser's employees previously worked for SWFI and two individuals, Robert R. Swendson, the Adviser's President, and Larry D. Krause, the Adviser's Senior Vice President and Controller, helped found SWFI.

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

To treat the securities of an eligible portfolio company as Qualifying Assets for the purpose of the 70% Test, a BDC must ordinarily "make available managerial assistance" with respect to the issuer of those securities. This means, among other things, any arrangement whereby the BDC, through its directors (e.g., Trustees), officers or employees, offers to provide and, if accepted, does so provide significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company (see managerial assistance). The Company has received a response from the Office of the Chief Counsel, Division of Investment Management, of the Securities and Exchange Commission that allows Plymouth to treat as Qualifying Assets those assets which the Company acquires from third parties and works with the borrower to restructure or refinance.

APPLICATION FOR A NO-ACTION LETTER. Plymouth found it difficult to maintain the 70% Test described above because the definition of "eligible portfolio company" appeared to exclude loans with makers that are natural persons. Such loans exceed 30% of the secondary market for commercial loans and loans in this market are typically sold in packages that are not segregated by type of maker. Plymouth went through a lengthy process seeking relief from this problem and, on July 8, 1998, it received a "No-Action" letter permitting it to treat as "eligible portfolio loans" all loans made for a commercial purpose even if the obligor is an individual.

FEDERAL TAX RULES

Subchapter M of the Internal Revenue Code also regulates the activities of a BDC. In order to qualify, the Company must, among other things: (a) derive in each taxable year at least 90% of its gross income from dividends, interest, gains from the sale of stock or securities, or other income derived with respect to its business of investing in such stock or securities and (b) diversify its holdings so that at the end of each quarter of the taxable year (i) at least 50% of the value of the Company's assets consists of cash, cash items, U.S. government securities and other securities if such other securities of any one issuer do not represent more than 5% of the Company's assets or 10% of the outstanding voting securities of the issuer, and (ii) no more than 25% of the value of the Company's assets is invested in the securities of one issuer (other than U.S. government securities and securities of other regulated investment companies) or of two or more issuers that are controlled (as determined under applicable Code rules) by the Company and are engaged in the same or similar trades or businesses.

In addition to asset and income qualifications, a BDC is restricted as to the amount of leverage that it can incur. Generally, a BDC may not issue any class of senior security representing an indebtedness unless, immediately after such issuance or sale, it will have an asset coverage of at least 200%. "Asset coverage" of a class of senior security representing an indebtedness of an issuer means the ratio that the value of the total assets of such issuer, less all liabilities and indebtedness not represented by senior securities, bears to the aggregate amount of senior securities representing indebtedness of such issuer. At the end of 1998 the asset coverage ratio was 234%.

Having elected to be regulated as a BDC, the Company may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC unless authorized by "the vote of a majority of its outstanding voting securities" the 1940 Act. The Company is, however, in the process of preparing a proposal for the Board of Trustees to present to the shareholders to drop BDC status. The exact form that the company would thereafter assume is as of yet undetermined and is the subject of the proposal being developed.

EMPLOYEES AND OFFICERS

The Company has no employees. All the officers are employed by, and receive their compensation from, the Adviser. Each of the following persons has been duly elected to and now holds the office or offices of the Company set forth opposite his or her name.


           Name                               Position with Company            Age                  Principal Occupations
                                                                                                     During Past 5 Years
Robert R. Swendson                   Trustee, President, and Chief Executive   56      From 1989 to 1995, Mr. Swendson was employed
                                     Officer (appointed September 3, 1996)             by SWFI as its President and Chief Executive
                                                                                       Officer.  Mr. Swendson is the Adviser's sole
                                                                                       shareholder, its President and its Chief
                                                                                       Executive Officer.

Larry D. Krause                      Senior Vice President (appointed          50      From its founding in 1989 until 1996, Mr.
                                     September 3, 1996)                                Krause served as the controller for SWFI and
                                                                                       as one of its Vice Presidents.

Kenneth L. Bennight, Jr.             Secretary (appointed September 3, 1996)   51      Mr. Bennight provided legal assistance
                                                                                       part-time for SWFI from 1994 through 1996.
                                                                                       He began full time employment in December
                                                                                       1996.  From 1991 to 1996, Mr. Bennight
                                                                                       practiced law as a sole practitioner in San
                                                                                       Antonio, Texas.

Patrick J. Panzarella, CPA           Vice President, Chief Financial Officer   31      From 1994, Mr. Panzarella, a certified
                                     (appointed January 26, 1998)                      public accountant, was employed by the
                                                                                       public accounting firm of Sol Schwartz &
                                                                                       Associates as a tax supervisor. Prior to
                                                                                       that, he was a tax senior at the public
                                                                                       accounting firm of Boldt and Boldt.

In 1998, John Mosher and Ted Hanes announced their resignations as executive officers of the Company and the Adviser. Neither the Company nor the Adviser has hired a replacement for either of them. Their responsibilities were reallocated among remaining personnel, and no adverse effect occurred in connection with their departure.

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

ANNUAL SHAREHOLDERS' MEETING. The 1999 Annual Shareholders' Meeting has not yet been scheduled. Before scheduling it, management and the Trustees hope to have ready a proposal to drop BDC status.

ITEM 2.     PROPERTIES.

Except for certain foreclosed-upon properties that may be held by a subsidiary of Plymouth, the Company does not own or lease any physical properties or other tangible assets. Its business premises are furnished to it by the Adviser.

ITEM 3.     LEGAL PROCEEDINGS.

At December 31, 1998, the Company was a party to a suit entitled and numbered Whitney Financial Corporation and Whitney Holdings Limited Liability Company on their own behalf and as derivative plaintiffs on behalf of SouthWest Federated, Inc. and/or SouthWest Federated Holding Company v. Robert R. Swendson, Goodhue
W. Smith, III, Duncan-Smith Co., Greystone Advisers, Inc., Plymouth Commercial Mortgage Fund, SouthWest Federated, Inc., SouthWest Federated Holding Company, SouthWest Federated Portfolio Limited Partnership, and SouthWest Federated Servicing Limited Partnership, Cause Number 98-CI-15256, 131st Judicial District Court, Bexar County, Texas. In January 1999 that suit was dismissed with prejudice with no loss to the Company.

The Company is not presently a party to, nor is any of its property the subject of, any other material pending legal proceedings other than ordinary routine proceedings incidental to the business of the Company. Such routine proceedings primarily consist of foreclosure actions brought by the Company to realize value from its security interests in real property and other collateral underlying its portfolio loans. To the best knowledge of the management of the Company, there are no material legal proceedings contemplated or threatened against it.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted for the vote of Plymouth's Shareholders during the fourth quarter of fiscal 1998.

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

HOLDERS

On March 20, 1999 the Company had 67 Shareholders of record.

DIVIDENDS

Pursuant to the stated objective of making quarterly distributions of the Company's net income, Plymouth made the following dividends for 1998 and 1997:

                            FY 1998                                         FY 1997
                       ------------------                              ------------------
1st quarter                        $0                                         $74,213  ($0.08 per share)

2nd quarter                             $0                                          $6,176  ($0.01 per share)

3rd quarter                       $506,894  (.55 per share)                       $153,207  ($0.16 per share)

4th quarter                       $525,813  (.57 per share)                       $275,001  ($0.30 per share)
                         ------------------                              ------------------
                                $1,032,707                                        $508,597
                         ==================                              ==================

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

On September 3, 1996, the Company sold 50 Shares to Robert R. Swendson for aggregate proceeds to the Company of $500 ($10.00 per Share). Mr. Swendson is the President and Chief Executive Officer of the Company and an "accredited investors" within the meaning of Rule 501(a) under the Securities Act.

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

ITEM 6.     SELECTED FINANCIAL DATA.

Plymouth began operating September 27, 1996. As such, the financial information presented below for the 1996 fiscal year is for only the period from September 27 to December 31, 1996 as compared to a full year for fiscal years 1998 and 1997.

                                                               FY 1998                  FY 1997               FY 1996
Net investment loss                                                ($854,257)             ($621,882)            ($168,039)

Realized gains on the sale of investments                          $1,923,323               $987,363              $202,431

Change in net unrealized appreciation on investments             ($2,024,458)               $183,077            ($269,219)

Equity in earnings (loss) of affiliate                             ($595,651)             ($214,047)               $76,118

Net increase (decrease) in net assets from operations            ($1,623,843)               $334,511            ($158,709)

              Per Share                                               ($1.76)                  $0.36               ($0.16)

Net Assets                                                     $5,761,608               $8,418,160            $8,592,246

              Per Share                                             $6.24                    $9.13                 $9.32

Distributions to Shareholders                                  $1,032,709                 $508,597               $69,501

              Per Share                                             $1.12                    $0.55                 $0.31

For purposes of calculating per share distributions, the number of Shares outstanding on the distribution's record date was used ( 921,627 shares in 1998 and 1997 and 221,627 shares in 1996). All other per share values are based on the number of shares outstanding at the end of the year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information contained in this section should be read in conjunction with the Company's financial statements and notes.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year-1998

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

As of December 31,1998, Plymouth had $5,761,608 in net assets plus outstanding debt of $4,448,795, all of which was invested in impaired loans. Plymouth has had difficulty maintaining adequate reserves to meet obligations and purchase new debts because of (i) its declining borrowing base as described in the Borrowing section and (ii) the BDC-related requirement to distribute virtually all its income. Plymouth generally purchases a majority of its assets in large packages. Typically, the better assets are resolved in the first year and the income is distributed to shareholders. Plymouth is then left with the assets that will take longer to resolve. The borrowing base declines on these relatively intractable assets and thereby contributes to a strain on cash until the debts are resolved. Only after it succeeds in resolving most of its assets can Plymouth once again buy new assets and start the cycle again. Plymouth had the same difficulty in 1997. Plymouth's lender granted a temporary increase in the borrowing base, and Plymouth sold a large portion of its portfolio in the second and third quarters of 1998. These factors were material to Plymouth's 1998 financial performance. In early 1999 Plymouth continues to experience the same difficulties and has requested its lender to increase the borrowing base. Plymouth further intends to market loans in the second quarter of 1999. If the sale is successful, it will assist Plymouth in meeting its obligations. If not, liquidity will be a problem. Even if the sale is successful, if Plymouth cannot receive the borrowing base increase, Plymouth may experience a cash shortage. At Plymouth's current size, the only way to avoid liquidity problems is to increase the borrowing base, raise additional equity, or change to an entity that does not require distribution of all income irrespective of the need for reserves. Management is currently working on a proposed change in structure and on increased borrowing capabilities. These changes would allow Plymouth to purchase more consistently and avoid the cyclical performance it has experienced in the past.

At the end of 1998 Plymouth had $86,940 in cash and approximately $500,000 in borrowing capacity.

In 1999 Plymouth does not expect to make any large capital expenditures apart from new loan purchases and protective advances.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEAR 1998 WITH FISCAL YEAR 1997:

            COLLECTIONS AND OPERATING EXPENSES FOR 1998:

For the fiscal year 1998, Plymouth had gross collections on impaired notes of $10,938,966. Of this amount, $8,304,506 was applied to principal, $696,467 to interest, $415,801 to gain on collections (including partial and full write offs of $181,121 on five loans), and $1,507,522 to gain on sale of loans. During 1998, Plymouth had no excess cash (its cash balance over current liabilities) to invest in short term investments. Plymouth had $38,601 in other income from various sources in 1998. The company incurred $1,589,325 in operating expenses. The main expenses were $736,766 in advisory fees, $428,510 in interest expense, and $166,296 in legal expenses. The legal expenses related mainly to the collection of notes. The collections, income, and expenses for 1998 were consistent with the 1997 activity. The main differences between 1998 and 1997 are attributable to different amounts of assets under management and different holding times of such assets. In 1997, the company made large asset purchases in the fourth quarter. The assets bought in the fourth quarter of 1997 as well as assets purchased earlier increased 1998 income as Plymouth had time to restructure and collect these assets.

            COLLECTIONS AND OPERATING EXPENSES FOR THE COMPARABLE PERIOD FOR
            1997:

For the fiscal year 1997, Plymouth had gross collections on impaired notes of $7,695,241. Of this amount $6,241,406 was applied to principal, $466,472 to interest, $403,304 to gain on collection (including two loans with a combined principal balance of $20,000 written off), and $584,059 to gain on the sale of loans. Plymouth invested excess cash (its cash balance over current liabilities) in short-term investments that yielded $107,783 in income. The Company incurred $1,196,137 in operating expenses. The main expenses were $553,671 in advisory fees, $251,611 in interest expense, and $173,049 in legal expenses. The legal expenses related mainly to the collection of loans.

            PURCHASES AND ENDING BALANCES FOR 1998:

During the 1998 fiscal year, Plymouth and its wholly owned subsidiary Plymouth REO, Inc. purchased 31 loans at a cost of $4,541,165 to add to its portfolio. The timing of these purchases was as follows:

     Quarter              No. of Loans                     Amount
        1                       7                                     $516,902

        2                       2                                     $204,800

        3                       8                                   $2,574,903

        4                      14                                   $1,244,560

        Totals:                31                                   $4,541,165

Plymouth found ample product on the market in 1998, but it had difficulty buying loans because of its declining borrowing base. As mentioned earlier, Plymouth would like to revamp its borrowing base so it can even out its purchases over time. Evening out purchases is essential to evening out cash flow and liquidity. If Plymouth cannot revamp its borrowing base, it will continue to experience a cycle in which it buys assets and has to resolve them before it can buy more. This cycle will create large fluctuations in earnings and liquidity.

At the end of 1998, the Company had 72 loans with a cost of $9,210,118 and a fair market value of $7,943,201, resulting in unrealized depreciation of $1,266,917. Only the net change in unrealized depreciation from 1997 to 1998 of $2,024,458 is measured on the statement of operations. Three factors explain the change from the 1997 appreciation figure.

            In 1997, the Company's assets were more mature and closer to resolution, thus creating a higher fair market value.

            In 1998, the Company used a conservative valuation technique that computes net present value based on cash flows and further discounts the notes for repayment uncertainty.

            The assets still in the portfolio at the end of 1998 that were bought earlier in 1998 and in 1997 represented more difficult assets that are taking longer to resolve. That results in a relatively lower fair market value.

It should also be noted that cash recovery is expected to be greater than the cost of the remaining portfolio. Assets bought later in 1998 are projected to be resolved more quickly than the more difficult ones referred to above.

            PURCHASES AND ENDING BALANCES COMPARABLE PERIOD FOR 1997:

During the 1997 fiscal year, Plymouth and its wholly owned subsidiary Plymouth REO, Inc. purchased 141 loans at a cost of $19,636,489 to add to the portfolio of loans that it held at the end of 1996. The timing of these purchases was as follows:

     Quarter              No. of Loans                     Amount
        1                      13                                   $2,525,774

        2                      46                                   $4,908,552

        3                      13                                   $2,268,524

        4                      69                                   $9,933,639

        Totals:               141                                  $19,636,489

At the end of 1997, the Company had 106 loans with a cost of $14,538,157 and a fair market value of $15,295,698, resulting in unrealized appreciation of $757,541. Only the net change in unrealized appreciation from 1996 to 1997 of $183,077 is measured on the statement of operations.

            REO ASSETS 1998:

The Company has a wholly-owned subsidiary, Plymouth REO, Inc., which holds the real estate that is acquired through foreclosure or otherwise in connection with Plymouth's debt portfolio. As of December 31,1998, Plymouth REO, Inc. held one foreclosure judgment (as to which the foreclosure sale was pending) and seven real estate properties. Three REO-related assets were transferred back to the Company during 1998 because they were sold on terms, resulting in the nature of the asset changing to a note. Plymouth REO, Inc. had very little activity in 1998 with earnings of roughly $12,000. Nonetheless, Plymouth REO reported an unrealized loss of $595,651, mostly due to a write down to estimated fair market value. One property in particular could be a loss of $230,000 due to a tax problem. Further, the write down of the judgment mentioned in 1997 remains on the books.

            REO ASSETS FOR THE COMPARABLE PERIOD 1997:

As of December 31,1997, Plymouth REO, Inc. held one foreclosure judgment and four real estate properties. Two properties were sold during 1997 for a combined gain of $54,873. Plymouth REO, Inc. reported an unrealized loss of $214,047, mostly due to a write down of the fair market value of the judgment from its cost basis of $548,000 to $385,000. The Board wrote the asset down because of concerns of the underlying value of the property.

            NET INCREASE IN ASSETS AND DISTRIBUTIONS 1998:

In 1998 the above operations resulted in a $1,623,843 decrease in net assets in accordance with generally accepted accounting principles (GAAP) before the 1998 tax-related distribution of $1,032,709 ($1.12 per share). The end result were net assets at the end of the period of $5,761,608 or $6.25 a share. That is down from the 1997 value of $9.13 per share. The $2.88 drop is a result of a $1.08 per share increase from realized income and realized gains less operational expenses including the write off of organizational cost less an unrealized loss of $2.84 per share due to valuation changes and the distribution of $1.12 per share. The $1.12 per share distribution was based on taxable income of $973,872 compared to GAAP income before unrealized valuations of $996,266. The main adjustments were to fair values creating unrealized depreciation as discussed earlier. The cash collections estimated at December 31,1998 was still higher than cost. As the assets get closer to resolution, the Company expects the fair value to increase.

            NET INCREASE IN ASSETS AND DISTRIBUTIONS COMPARABLE PERIOD 1997:

The 1997 operations resulted in a $334,511 net increase in assets in accordance with generally accepted accounting principles (GAAP) before the 1997 distributions of $508,597 to the shareholders.

The 1997 distribution of $508,597 was based on a tax earnings of approximately $500,000. The difference between GAAP and tax earnings can be explained primarily by the difference in the timing of recognition of income, gains, losses, expenditures, and accounting for transactions with Plymouth REO, Inc. In 1997, Plymouth had higher tax earnings than the GAAP earnings for two main reasons.

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

The fair value adjustments for GAAP purposes can have a significant impact on GAAP earnings compared to tax earnings. In 1997 net adjustments to GAAP earnings to place the Company and its wholly owned affiliate Plymouth REO, Inc. on the fair market value method were minimal. In contrast, 1998 fair market value adjustments were material.

COMPARISON OF FISCAL YEAR 1999 WITH FISCAL YEAR 1996:

The Company was in operation for only a small portion of 1996. For that reason, a comparative analysis of 1998 with 1997 would not be meaningful and is not provided.

            FISCAL YEAR 1996

The Company began operations on September 27, 1996, with the acquisition of most of the assets of SWF 1995 Limited Partnership. At the end of fiscal 1996, the Company's impaired loan portfolio had an aggregate contractual principal balance of $4,390,036 and an aggregate fair value of $2,763,554. Of the 25 borrowers, fourteen were delinquent in their required payments. Seven loans with an aggregate contractual principal balance of $1,346,671 and an aggregate fair value of $657,613 were in the foreclosure process.

For fiscal 1996, Plymouth recorded $54,510 in investment income. Of this amount, $48,955 resulted from interest actually received from the Company's impaired loan portfolio. Because of the uncertainty related to its impaired loan portfolio, Plymouth records interest income only as it is received.

Plymouth realized gains of $202,431 as a result of the settlement of three loans for total proceeds of $681,120. The obligations were settled for amounts greater than SWF 1995's initial purchase price and at a discount to the contractual principal and accrued interest balance.

The Company also recorded total unrealized gains of $574,464 as a result of the adjustments made by the Board of Trustees to bring the loans to their fair value. Such an adjustment is prescribed by GAAP.

Expenses for the period were $222,549. Approximately $190,000 in costs related to the formation of Plymouth were deducted from shareholder's equity directly and not recorded on the Company's statement of operations. Professional fees accounted for the largest single expense. The fees included accounting and audit expense and legal expenses for debt collection, for researching and complying with securities law, and for negotiating the credit facility loan agreement. The Company's Adviser received total fees of $32,322 for the months of November and December 1996. The Adviser did not collect any fees during the months of September and October, because the Company's BDC election did not become effective until November 26, 1996.

Plymouth distributed $69,501 in cash to Shareholders of record as of December 15, 1996. Management believes that this amount satisfied the distribution requirements of Subchapter M of the Internal Revenue Code.

OTHER ITEMS

The Company has six assets with cash recoveries that are now estimated to be more than $50,000 below cost. If Plymouth received the estimated cash recoveries, it would realize a loss of $929,314 (which is included in unrealized appreciation on investments on the GAAP financials). Although this number represents a conservative estimate, were it to materialize it would significantly reduce the tax earnings and distributions to shareholders and could erode the capital base. Actual settlements (when they occur) could be more or less than the estimates.

Plymouth's borrowing base is calculated on the age of the loans in the portfolio. When a loan has been in the portfolio for 6 months, the borrowing base begins a rapid decline. Plymouth originally believed it could settle or sell the majority of its loans in a 6 month period from purchase, before the decline. Since inception, loans have taken significantly longer to resolve. The coupling of the borrowing base decline with the longer than expected holding times has led to lack of liquidity and, therefore, difficulty in purchasing new product. Moving forward, it will be crucial that Plymouth have a borrowing base in line with its holding period.

YEAR 2000 ANALYSIS

The Year 2000 problem ("Y2K") relates back to a formerly common practice among writers of computer code. To reduce the length of the code, writers often used only the last two digits to represent a year, building into the system that all two-digit years are preceded by "19." That assumption will, of course, prove to be erroneous at the end of this year.

The problem is most often thought of as relating to software. If a program's code abbreviates references to years to two digits, when presented with a year 2000 or later number, the program may produce erratic results or cease to function altogether, depending on how crucial dates are to its operation. The problem can also arise, however, with what we think of as hardware. Much hardware contains chips with embedded code. If the writers of that code abbreviated references to years to two digits, then, when presented with a year 2000 or later number, the hardware too may present the same problems described for software.

As to hardware, Plymouth relies upon Greystone's computer system. Both the file server and the work stations are Pentium class machines. Some Pentium class machines present Y2K problems. In the coming months, well before the end of the year, Greystone plans to go through its machines systematically, setting the clocks forward to 2000 to see if problems arise in their operation. If problems do arise, the most economical solution may be to replace the machines.

As to software, Greystone's server is a personal computer running a Windows NT based network. Each work station is an independent personal computer using Windows 95 as an operating system. Depending on the versions, neither Windows NT nor Windows 95 can be relied upon to be Y2K compliant. Most of the software used by Greystone is "off-the-shelf" mass produced software. Both it and the operating systems can be checked at the same time the hardware is. If any of them show any incompatibility, again, the most economical solution will probably be to buy updated versions.

The only non-mass produced software that is material to Greystone's operations is a program called "Loan Base." It is a loan servicing system Greystone acquired because of the nature of Plymouth's portfolio. Greystone has been in contact with the company publishing Loan Base and has been assured that it is Y2K compliant. That software, too, will be put to the test when the company runs it computer clocks forward.

Neither Plymouth nor Greystone have any online connections with third parties that are material to its operations.

Failure to correct a material Y2K problem could result in an interruption in, or a failure of certain normal business activities or operations. Such failures could materially and adversely affect the Plymouth's operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K, Plymouth is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the its operations, liquidity or financial condition.

RISK FACTORS

The Company has a limited operating history and is involved in a highly speculative business that involves risk. Among other things, the following items could have material impact on the Company's ability to conduct business effectively:

            RISKS REGARDING PURCHASING AND RESOLVING IMPAIRED LOANS.

As described in Item 1 above, the Company purchases loans where the borrower is not making the contractual payments. Such loans are inherently risky. Certain items related to the credit quality of the loans that may or may not have been identified by the Adviser prior to investing in the loans could mean that the amount that the Company seeks to collect cannot be collected. Additionally, because the borrowers typically have not met their prior contractual obligations, the timing of actual collections can vary. A significant variance in collection timing would lower shareholder returns.

            LEVERAGE.

The Company has a line of credit with a Texas bank with which it purchases assets for its portfolio. The use of leverage is intended to improve the Shareholder's overall return. Nonetheless, such borrowings must be repaid before distributions to shareholders and, to the extent that the Company cannot collect more than the cost of the loan that it purchased, leverage may adversely affect shareholder returns. Because the interest rate being charged by the credit facility is based on a floating prime rate, rising interest rates would also negatively affect the return to shareholders. In addition, because borrowing availability under the credit facility declines the longer the loan is held, the Company's ability to purchase new loans or to maximize collections on its loan portfolio is negatively affected by assets taking longer than originally expected to be resolved.

            REGULATORY COMPLIANCE.

As the BDC description in Item 1 demonstrates, the Company is highly regulated. Such regulations limit the types and amount of impaired loans that the Company may invest in and restrict the manner in which the loans may by resolved by limiting the amount of income that may come from assets that are not securities. In certain circumstances, such restrictions could require the Company to act in a manner that is inconsistent with maximizing return. If Plymouth does not comply with these regulations, its ability to pass through its investment income and gains to shareholders without paying federal income taxes could be jeopardized.

            ENVIRONMENTAL CONSIDERATIONS.

The real properties securing the Company's impaired loans and the businesses that operate at those properties are subject to federal, state, and local environmental laws. These laws, and related causes of action, could diminish the value of the Company's assets if one or more of those assets is discovered to contain materials regulated by environmental laws. Companies holding a security interest in environmentally impacted property generally are exempted from any liability for the violations unless they become involved in the management of the property and are deemed operators If the Company were deemed to be an operator for liability purposes, the Company could be liable for cleanup costs, even if it did not know of and was not responsible for the presence or release of the hazardous or toxic substances. Such costs could exceed the value of the Company's investment.

            COMPETITION.

The Company competes with many different companies for its impaired loans. Sources of competition include private investors, banks and thrifts, investment bankers, and venture capital funds. Many of these sources have substantially greater financial resources and lower costs of capital than the Company has available to it. The number and quality of competitors for any one loan package changes dramatically depending upon circumstances unique to the package. Typically, competition is based solely on price and the ability to pay cash. Therefore, to achieve its investment goals, the Company has to rely upon the Advisers' ability to review a significant amount of impaired loan offerings and to bid properly on the offerings.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE  DISCLOSURE ABOUT MARKET RISK.

If market interest rates were to rise, then the rate on Plymouth's credit facility, which is a floating rate, would rise correspondingly. If rates went up 2%, then Plymouth's interest expense would increase $200,000 for every $5 million in debt. Whether that increase would affect Plymouth materially negatively would depend upon other factors in its financial condition at the time, most notably whether Plymouth was experiencing difficulty in collecting on the loans in its portfolio and whether it had been theretofore able to stabilize its cash flow by making consistent purchases of new loans.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required for this item is attached as pages F-1 through F-15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

BOARD OF TRUSTEES

Information in response to this item is incorporated by reference to the identification of trustees and nominees contained in the section entitled election of Trustees and the subsection entitled compliance with Section 16(a) of the Securities Exchange Act of 1934 of Company's definitive proxy statement to be filed on or about April 8, 1998. Information in response to the item is also included under the capital employees and Officers of this report.

The following table describes the occupations of Plymouth's Trustees:

            Name and Address                                              Current Occupation
Ronald K. Calgaard                            President of Trinity University
Trinity University
Office of the President
715 Stadium Drive
San Antonio, Texas 78212

Goodhue W. Smith, III                         Investment banker with Duncan-Smith Co. and President of
Duncan-Smith Company                          Duncan-Smith Securities, Inc., a registered broker/dealer
311 Third Street, Suite 300
San Antonio, Texas 78205

James R. Clifton                              Private investor
The Clifton Group
4830 Lakewood, Suite 5
Waco, Texas 76710

Eric S. Foultz
Silver Aggressive Growth Fund, L.P.
P.O. Box 460567
San Antonio, Texas 78246-0567

Robert R. Swendson                            President and Chief Executive Officer of Plymouth and the Adviser
Greystone Advisers, Inc.
13333 Blanco Road, Suite 314
San Antonio, Texas 78216-7756

ITEM 11.    EXECUTIVE COMPENSATION.

The Trustees may provide for their own compensation, and for the compensation of officers, advisers, administrators, custodians, other agents, consultants and employees of the Company on such terms as the Trustees deem appropriate. Currently, each member of the Board of Trustees who is not an officer of the Company receives from the Company a fee of $750 for each meeting of the Board that the Trustee attends, and an additional meeting fee of $500 per committee meeting attended, unless the committee meeting occurs on the same day as a Board meeting, in which case the fee for attending the committee meeting would be $250.

It is expected that the Board of Trustees will hold at least four Board meetings per year. None of the Company's officers is compensated by the Company for attending Board meetings.

Since inception, the Company has had no employees and has not paid annual compensation to its executive officers, whose services to the Company are provided through Greystone Advisers, Inc. The Company paid aggregate Trustees' fees for 1998 of $7,500. The following table sets forth certain details of the compensation paid to Trustees during 1998.

                             Aggregate
                         Compensation from   Total Compensation from
   Name and Position          Company        Company Paid to Trustees

Ronald K. Calgaard                  $3,000                        $3,000

James R. Clifton                    $3,000                        $3,000

Eric S. Foultz                      $1,500                        $1,500

Goodhue W. Smith III                    $0                            $0

Robert R. Swendson                      $0                            $0

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of December 31, 1998 there were, and there still are, 921,627 shares outstanding. Each share is entitled to one vote. The following table sets forth information as of such date with respect to the beneficial ownership of the Company's shares by: (i) each person known by the Company to own beneficially more than 5% of such Shares; (ii) each Trustee of the Company; (iii) the Chief Executive Officer of the Company; and (iv) all Trustees and officers of the Company as a group.

===============================================================================================================================
                                                                     Amount and nature of beneficial
Title of class           Name and address of beneficial owner        ownership(1)                           Percent of class
-------------------------------------------------------------------------------------------------------------------------------
Common shares of         Robert R. Swendson (2)                      33,747 Shares(3)                                   3.34%
beneficial interest,
no par value
                         James R. Clifton(4, 5)                      65,000 Shares(5)                                   7.05%

                         William L. Clifton, Jr.(4, 5)               81,160 Shares(6)                                   8.81%

                         Goodhue W. Smith III                        86,197 Shares(7)                                   9.35%
                         311 Third Street
                         San Antonio, TX 78205

                         Silver Aggressive Growth Fund, L.P.(8)      200,000 Shares                                    21.70%
                         P.O. Box 460567
                         San Antonio, Texas 78246-0567


                         Trinity University(9)                       50,000 Shares                                      5.43%
                         715 Stadium Drive
                         San Antonio, TX 78212

                         All Trustees and Executive                  171,247 Shares(3)                                 18.58%
                         Officers as a Group (7 persons)
===============================================================================================================================

(1)    Directly owned unless otherwise indicated.

(2) SouthWest Federated Holding Company, Inc., 13333 Blanco Road, Suite 314, San Antonio, TX 78216-7756.

(3) Includes 100% of the Shares beneficially owned by SWFHC, the voting or disposition of which Robert R. Swendson may be deemed to have the power to direct by virtue of his ownership of approximately 46% of

       SWFHC's common stock and his position as president and chief executive officer of SWFHC and as one of its two directors. Mr. Swendson disclaims beneficial ownership of the Shares owned by SWFHC.

(4)    4830 Lakewood, Suite 5, Waco, TX 76710.

(5) Includes 20,000 Shares owned by two family trusts of which James R. Clifton is one of two trustees and 20,000 Shares owned by two family trusts for the benefit of Mr. Clifton's children of which Mr. Clifton is not a trustee. Mr. Clifton disclaims beneficial ownership of those Shares that he does not directly own. James R. Clifton and William L. Clifton, Jr. are brothers.

(6) Includes 61,160 Shares owned by three family trusts of which William L. Clifton, Jr., is one of two trustees and 20,000 Shares owned by two family trusts for the benefit of Mr. Clifton's children of which Mr. Clifton is not a trustee. Mr. Clifton disclaims beneficial ownership of all the Shares attributed to him.

(7) Includes 50,000 Shares owned by five trusts of which Goodhue W. Smith, III is one of two trustees and 100% of the Shares beneficially owned by SWFHC, the voting or disposition of which Mr. Smith may be deemed to have the power to direct by virtue of his position as one of its two directors. Mr. Smith disclaims beneficial ownership of those Shares that he does not own directly.

(8) Christopher Goldsbury is the sole member and manager and the president of the general partner of Silver Aggressive Growth Fund, L.P. As such, he directly or indirectly controls the voting and dispositive power over the shares.

(9) Ronald K. Calgaard, a member of the Company's Board of Trustees, is President of Trinity University.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Investment Advisory Agreement

The Company is a party to an investment advisory agreement with Greystone Advisers, Inc. ("Greystone"). Pursuant to the investment advisory agreement, Greystone is entitled to be paid, monthly in arrears, a fee at the rate of 5.94% per annum on the value of the Company's invested assets, and 0.48% per annum of its cash and short-term investments. From January 1, 1998 through December 31, 1998, the Company incurred $736,766 in investment advisory fees.

Each officer of the Company also is an officer of Greystone. As of December 31, 1998, all of the shares of Greystone were owned by Robert R. Swendson, the Company's President and Chief Executive Officer. Greystone has not issued any options, warrants, or convertible securities of any nature.

Indebtedness of Management

No person serving as a Trustee or executive officer of the Company and no nominee for election as a Trustee at any time since the beginning of the Company's last fiscal year has been indebted to the Company.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K.

       (a) DOCUMENTS FILED AS PART OF THIS FORM 10K.

Audited Financial Statements for the fiscal year ended December 31, 1996:

          Independent Auditors' Report                                              F-2

          Statement of Assets and Liabilities                                       F-3

          Statement of Investments                                                  F-4

          Statement of Operations                                                   F-7

          Statement of Changes in Net Assets                                        F-8

          Statement of Cash Flows                                                   F-9

          Selected Per Share Data and Ratios                                        F-10

          Notes to Financial Statements                                             F-11

            (b) REPORTS ON FORM 8K.

None.

            (c)  EXHIBITS.

(3)(i)      (A)         Certificate of Trust of the Company as filed August 23, 1996(1)
            (B)         Declaration of Trust of the Company, dated August 23, 1996(1)

(3)(ii)                 Bylaws of the Company, dated September 3, 1996 (1)

(4)         (A)         Loan Agreement between Comerica Bank-Texas and the Company, dated September 27, 1996(2)

(2)                     Agreement to furnish to the Commission upon request a copy of the Subordinated Note Agreement between the
                        Company and SouthWest Federated Holding Company, Inc., dated September 27, 1996(2)

(10)        (A)         Investment Advisory Agreement by and between the Company and Emerald Advisers, Inc. (former name of
                        Greystone Advisers, Inc.), dated September 22, 1996(2)

            (B)         Custodial Agreement by and between Comerica Bank-Texas and the Company, dated September 27, 1996(2)

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

PLYMOUTH COMMERCIAL MORTGAGE FUND

By          /s/ Robert R. Swendson
            Robert R. Swendson, Trustee, President and
            Chief Executive Officer

Date            March 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By          /s/ Robert R. Swendson

            Robert R. Swendson, Trustee, President and
            Chief Executive Officer

Date            March 29, 1999


By          /s/ Patrick J. Panzarella
            Patrick J. Panzarella, Vice President and Chief Financial Officer

Date            March 29, 1999


By          /s/ Dr. Ronald K. Calgaard
            Dr. Ronald K. Calgaard, Trustee

Date            March 29, 1999


By          /s/ James R. Clifton
            James R. Clifton, Trustee

Date            March 29, 1999


By          /s/ Goodhue W. Smith, III
            Goodhue W. Smith, III, Trustee

Date            March 29, 1999


By          /s./ Eric S. Foultz
            Eric S. Foultz, Trustee

Date            March 29, 1999

                          INDEPENDENT AUDITORS' REPORT

The Board of Trustees and Shareholders Plymouth Commercial Mortgage Fund:

We have audited the accompanying statements of assets and liabilities of Plymouth Commercial Mortgage Fund (including the statement of investments) as of December 31, 1998 and 1997, and the related statements of operations, changes in net assets, cash flows, and financial highlights for the years ended December 31, 1998 and 1997 and the period September 27, 1996 (inception of operations) to December 31, 1996. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 1998, by correspondence with the custodian and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Plymouth Commercial Mortgage Fund as of December 31, 1998 and 1997, and the results of its operations, changes in net assets, cash flows, and financial highlights for the years ended December 31, 1998 and 1997 and the period September 27, 1996 (inception of operations) to December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Fund changed its method of accounting for organization costs in 1998.


KPMG LLP
San Antonio, Texas
February 5, 1999

                        PLYMOUTH COMMERCIAL MORTGAGE FUND

                      Statements of Assets and Liabilities

                           December 31, 1998 and 1997

                                           ASSETS                                         1998                         1997
                                                                                 ------------------             -----------------

Investments in securities at fair value, cost
     of $9,210,118 and $14,538,157, respectively                               $         7,943,201                    15,295,698
Investments in affiliates                                                                2,362,165                       941,477
Cash and short-term investments                                                             86,940                       568,899
Accounts receivable                                                                              -                         2,026
Organization costs, net                                                                          -                        72,800
                                                                                 ------------------             -----------------

                        Total assets                                           $        10,392,306                    16,880,900
                                                                                 ==================             =================

                                        LIABILITIES

Accounts payable                                                               $           120,284                        48,547
Investment advisory fee payable                                                             51,030                        77,110
Dividend payable                                                                                 -                       275,001
Note payable                                                                             4,448,795                     7,981,158
Escrow funds                                                                                10,589                        80,924
                                                                                 ------------------             -----------------

                        Total liabilities                                                4,630,698                     8,462,740
                                                                                 ------------------             -----------------

                                         NET ASSETS

Common shares of beneficial interest, no par
     value, 1,750,000 shares authorized, 921,627 shares
     issued and outstanding                                                              7,976,773                     7,976,773
Accumulated undistributed net investment loss                                           (1,716,978)                     (789,921)
Accumulated undistributed net realized gains net of
     distributions declared of $1,610,805 and $578,098, respectively                     1,502,310                       611,696
Accumulated undistributed deficit in loss of subsidiary                                   (733,580)                     (137,929)
Accumulated undistributed unrealized gain (loss) on investments                         (1,266,917)                      757,541
                                                                                 ------------------             -----------------

                        Total net assets ($6.25 and $9.13 per share)                     5,761,608                     8,418,160
                                                                                 ------------------             -----------------

                        Total liabilities and net assets                       $        10,392,306                    16,880,900
                                                                                 ==================             =================

See accompanying notes to financial statements.

                        PLYMOUTH COMMERCIAL MORTGAGE FUND

                            Statement of Investments

                                December 31, 1998

                                                      Location     Original          Stated       Outstanding

                                                         of        Contract         Interest       Principal       Fair

           Eligible Portfolio Investments             Property     Maturity           Rate          Balance        Value
           ------------------------------             --------     --------           ----          -------        -----
Commercial Loans -
    Valued at fair value as determined by the
       Board of Trustees (note 2)
    Loan secured by an auto garage                       NJ        01/01/15           9.50%       $   288,213       246,728
    Loan secured by an office building                   NJ        04/01/99          10.00%           255,046       244,696
    Loan secured by multi-family residential
       property                                          NJ        01/15/03           9.75%           250,000       191,383
    Loan secured by a bar                                NJ        11/01/92          13.00%           470,793       180,627
    Loan secured by a commercial retail building         NJ        10/01/08          10.00%           158,161       120,668
    Loan secured by an apartment building                NJ        07/01/00          10.00%            97,300        84,735
    Loan secured by a commercial office building         NJ        10/01/94           6.19%           146,589        78,081
    Loan secured by multi-family residential
       property                                          NJ        04/01/07           9.00%           105,809        70,132
    Loan secured by a commercial office building         NJ        10/28/97          10.75%           282,594        63,560
    Loan secured by multi-family residential
       property                                          NJ        01/01/03           9.00%            80,000        47,088
    Loan secured by gas station                          NJ        12/01/99          10.00%            35,000        31,486
    Loan secured by an office building                   NJ        03/01/99          11.50%            33,978        28,761
    Loan secured by a commercial retail building         NJ        09/01/94           9.00%            24,708        24,181
    Loan secured by accounts receivable                  NJ        10/22/96          10.00%            37,000        16,161
    Loan secured by equipment                            NJ        06/21/97           9.75%             1,586         1,383
    Loan secured by an office building                   NJ        01/01/00           9.25%            62,998             1
    Loan secured by an office warehouse                  NJ        01/01/97           8.13%           111,200             1
    Loan secured by residential property                 NJ        04/04/99           9.50%            29,181             1
                                                                                                                ------------
           Total loans secured by property in
             New Jersey (18% of investments
             in securities)                                                                                       1,459,274
                                                                                                                ------------

    Loan secured by a commercial retail building         NY        09/01/16           8.50%           641,352       399,560
    Loan secured by multi-family residential
       property                                          NY        01/15/91          14.25%         1,529,140       316,860
    Loan secured by a commercial retail building         NY        09/28/16           8.50%           239,611       151,226
    Loan secured by multi-family residential
       property                                          NY        09/06/16           8.50%           134,209        84,638
    Loan secured by an office building                   NY        03/01/00           8.50%            88,950        79,726

See accompanying notes to the financial statements.                  (Continued)

                        PLYMOUTH COMMERCIAL MORTGAGE FUND

                                December 31, 1998

                                                      Location     Original          Stated       Outstanding

                                                         of        Contract         Interest       Principal       Fair

           Eligible Portfolio Investments             Property     Maturity           Rate          Balance        Value
           ------------------------------             --------     --------           ----          -------        -----
Commercial Loans -
    Loan secured by multi-family residential
       property                                          NY        09/19/16           8.50%      $    122,736        76,711
    Loan secured by multi-family residential
       property                                          NY        11/30/98           5.83%           316,234        63,671
    Loan secured by multi-family residential
       property                                          NY        11/30/98           5.83%           209,699        61,414
    Loan secured by residential property                 NY        11/30/98           5.83%           211,845        58,458
    Loan secured by residential property                 NY        09/03/16           8.50%            59,670        37,267
    Loan secured by a garage                             NY        05/01/95          11.50%           601,779             1
                                                                                                                ------------
           Total loans secured by property in New
             York (17% of investments
             in securities)                                                                                       1,329,532
                                                                                                                ------------

    Loan secured by an RV Park                           CT        03/01/19           9.00%         1,000,000       704,911
    Loan secured by commercial property                  CT        05/01/99           9.50%           271,293       171,349
    Loan secured by retail property                      CT        10/01/96          10.00%           208,236       152,634
    Loan secured by an auto garage                       CT        04/01/17           9.00%           193,943       139,118
    Loan secured by residential property                 CT        10/25/02          13.00%            27,028             1
                                                                                                                ------------
           Total loans secured by property in
             California (15% of investments
             in securities)                                                                                       1,168,013
                                                                                                                ------------

    Loan secured by a restaurant                         CA        05/01/00           9.25%           371,839       288,648
    Loan secured by a restaurant                         CA        12/01/01          10.00%           185,570       155,183
    Loan secured by a commercial office building         CA        01/01/01           7.00%           185,000       144,577
    Loan secured by an office building                   CA        05/25/99          12.00%           198,691       117,689
    Loan secured by medical offices and related
       fixtures                                          CA        07/26/01          12.00%           149,158       107,864
    Loan secured by a restaurant                         CA        11/21/12           8.50%            57,930        39,656
    Loan secured by residential property                 CA        11/15/02          10.00%            34,985        25,631
    Loan secured by a foreclosure judgement              CA        08/15/08          10.00%           879,647             1
    Loan secured by medical offices and related
       fixtures                                          CA        02/01/97           8.00%           141,628             1
    Loan secured by medical offices and related
       fixtures                                          CA        04/01/96          12.00%            25,917             1
    Loan secured by multi-family residential
       property                                          CA        10/01/03          10.50%            12,737             1

See accompanying notes to the financial statements.                  (Continued)

                        PLYMOUTH COMMERCIAL MORTGAGE FUND

                                December 31, 1998

                                                      Location     Original          Stated       Outstanding

                                                         of        Contract         Interest       Principal       Fair

           Eligible Portfolio Investments             Property     Maturity           Rate          Balance        Value
           ------------------------------             --------     --------           ----          -------        -----
Commercial Loans -
    Loan secured by land                                CA         03/17/10          15.95%      $      7,659           1
                                                                                                                ----------
           Total loans secured by property in
           California (11% of investments in
           securities)                                                                                            879,250
                                                                                                                ----------
    Loan secured by a retail center                     MA         08/03/15           7.00%           557,526     385,993
    Loan secured by furniture and equipment             MA         11/16/01           8.50%           471,928     319,747
                                                                                                                ----------
           Total loans secured by property in
           Massachusetts (9% of investments
           in securities)                                                                                         705,740
                                                                                                                ----------
    Loan secured by resort property                     RI         07/01/97          10.00%           213,591     501,956
    Loan secured by resort property                     RI         07/01/97           8.50%           622,162     172,789
                                                                                                                ----------
           Total loans secured by property in
           Rhode Island (8% of investments in
           securities)                                                                                            674,745
                                                                                                                ----------
    Loan secured by a movie theater                     TX         02/01/98           9.50%           603,647     369,037
    Loan secured by an office building                  TX         06/15/98          11.00%           350,000     212,585
    Loan secured by a warehouse                         TX         11/19/98          11.00%            23,646      15,088
    Loan secured by a commercial office building        TX         10/01/98           9.50%            72,342           1
                                                                                                                ----------
           Total loans secured by property in
           Texas (7% of investments in
           securities)                                                                                            596,711
                                                                                                                ----------
    Loan secured by a commercial building               PA         12/24/11           8.00%           195,690     189,212
    Loan secured by residential property                PA         08/02/99           8.75%           104,180      73,449
    Loan secured by residential property                PA         04/19/02           8.00%            94,850      69,145
    Loan secured by multi-family residential
       property                                         PA         01/01/97          11.00%            72,448      45,228
    Loan secured by residential property                PA         12/01/01           9.00%            58,274      42,440
    Loan secured by residential property                PA         04/17/02           8.50%            60,818      42,415
    Loan secured by residential property                PA         12/01/01           9.75%            42,252      30,804
    Loan secured by residential property                PA         12/01/01           9.00%            28,478      21,207
    Loan secured by a commercial office building        PA         12/01/02           9.75%             6,832       4,582
                                                                                                                ----------
           Total loans secured by property in
           Pennsylvania (6% of investments in
           securities)                                                                                            518,482
                                                                                                                ----------

See accompanying notes to the financial statements.                  (Continued)

                        PLYMOUTH COMMERCIAL MORTGAGE FUND

                                December 31, 1998

                                                   Location     Original          Stated       Outstanding

                                                      of        Contract         Interest       Principal        Fair

           Eligible Portfolio Investments          Property     Maturity           Rate          Balance         Value
           ------------------------------          --------     --------           ----          -------         -----
Commercial Loans -
    Loan secured by a commercial property -
       (4% of investments in securities)             TN         12/31/99                       $    869,510       346,152
                                                                                                             -------------
                                                                1993 to           9.00% to
    7 other commercial loans                       various        2005             12.00%           751,539       265,302
                                                                                                             -------------
                                                                                                             $  7,943,201
                                                                                                             =============

See accompanying notes to the financial statements.

                        PLYMOUTH COMMERCIAL MORTGAGE FUND

                            Statements of Operations

          For the years ended December 31, 1998 and 1997 and the period September 27, 1996 (inception of operations) to December 31, 1996

                                                                             1998                 1997                1996
                                                                       ----------------     ----------------     ----------------
Investment income:
     Interest on investments in securities                            $         696,467              466,472               48,955
     Other investment income                                                     38,601              107,783                5,555
                                                                        ----------------     ----------------     ----------------

                        Total income                                            735,068              574,255               54,510
                                                                        ----------------     ----------------     ----------------

Expenses:
         Investment advisory fees                                               736,766              553,671               32,322
         Interest expense                                                       428,510              251,611               30,077
         Operating expenses                                                     257,753              217,806               73,415
         Legal and professional fees                                            166,296              173,049               86,735
                                                                        ----------------     ----------------     ----------------

                        Total expenses                                        1,589,325            1,196,137              222,549

Net investment loss                                                            (854,257)            (621,882)            (168,039)

Realized gain on sale of investments                                          1,507,522              584,059              202,431
Realized gain on collection of notes                                            415,801              403,304                    -
Change in unrealized appreciation on investments                             (2,024,458)             183,077             (269,219)
Equity in earnings (loss) of affiliate                                         (595,651)            (214,047)              76,118
                                                                        ----------------     ----------------     ----------------

                        Net increase (decrease) in net assets
                             resulting from operations before
                             cumulative effect of change in
                             accounting principle                            (1,551,043)             334,511             (158,709)

Cumulative effect of change in accounting for
     organization costs                                                         (72,800)                   -                    -
                                                                        ----------------     ----------------     ----------------

                        Net increase (decrease) in net assets
                             resulting from operations                $      (1,623,843)             334,511             (158,709)
                                                                        ================     ================     ================

See accompanying notes to financial statements.

                        PLYMOUTH COMMERCIAL MORTGAGE FUND

                       Statements of Changes in Net Assets
          For the years ended December 31, 1998 and 1997 and the period
       September 27, 1996 (inception of operations) to December 31, 1996

                                                                        1998                 1997                 1996
                                                                 ----------------     ----------------     ----------------
Operations before distributions:
     Net investment loss                                        $        (854,257)            (621,882)            (168,039)
     Net realized gain on investments                                   1,923,323              987,363              202,431
     Change in unrealized appreciation on investments                  (2,024,458)             183,077             (269,219)
     Equity in earnings of affiliate                                     (595,651)            (214,047)              76,118
     Cumulative effect of change in accounting
         for organization costs                                           (72,800)                   -                    -
                                                                  ----------------     ----------------     ----------------

         Net increase (decrease) in net assets from
             operations before distributions                           (1,623,843)             334,511             (158,709)

Distribution to shareholders from:
     Net realized gain on investments                                  (1,032,709)            (508,597)             (69,501)

Capital share transactions:
     Proceeds from issuance of 700,00
         shares on December 26, 1996, net
         of issuance costs of $426,000                                          -                    -            6,574,000
                                                                  ----------------     ----------------     ----------------

         Total increase (decrease) in net assets                       (2,656,552)            (174,086)           6,345,790
         Net assets, beginning period                                   8,418,160            8,592,246            2,246,456
                                                                  ----------------     ----------------     ----------------

         Net assets, end of period                              $       5,761,608            8,418,160            8,592,246
                                                                  ================     ================     ================

See accompanying notes to the financial statements.

                        PLYMOUTH COMMERCIAL MORTGAGE FUND

                            Statements of Cash Flows

          For the years ended December 31, 1998 and 1997 and the period September 27, 1996 (inception of operations) to December 31, 1996

                                                                              1998                 1997                1996
                                                                       ----------------     ----------------     ----------------
Cash flows from operating activities:
Increase (decrease) in net assets from operations before              $      (1,623,843)             334,511             (158,709)
     distributions and capital share transactions
Adjustments to reconcile increase in net assets from
     operations before distributions and capital share
     transactions to net cash used by operating activities:
         Amortization of organization costs                                      72,800               31,200                7,800
         Change in unrealized appreciation on investments                     2,024,458             (183,077)             269,219
         Equity in loss (earnings) of affiliate                                 595,651              214,047              (76,118)
         (Increase) decrease in receivables                                       2,026                4,425               (6,451)
         (Increase) decrease in other assets                                          -              103,641              (99,509)
         Increase (decrease) in current liabilities                             (24,678)             106,155             (684,714)
                                                                        ----------------     ----------------     ----------------

Net cash provided (used) by operating activities                              1,046,414              610,902             (748,482)

Cash flows from investing activities:
     Purchases of investments                                                (5,028,809)         (18,590,473)                   -
     Sales of investments/principal collection
         on investments                                                       8,304,507            6,241,406              391,793
     Net change in investments in affiliate                                      36,000           (1,024,958)                   -
                                                                        ----------------     ----------------     ----------------

Net cash provided (used) by investing activities                              3,311,698          (13,374,025)             391,793

Cash flows from financing activities:
     Increase from issuance of shares                                                 -                    -            6,574,000
     Distributions from net realized gain on investments                     (1,307,708)            (233,596)             (69,501)
     Proceeds from borrowings on notes payable                                9,565,971           15,700,631                    -
     Repayment of notes payable                                             (13,098,334)          (7,719,473)            (600,000)
                                                                        ----------------     ----------------     ----------------

Net cash provided (used) by financing activities                             (4,840,071)           7,747,562            5,904,499
Net increase (decrease) in cash and cash equivalents                           (481,959)          (5,015,561)           5,547,810
Cash and cash equivalents at beginning of period                                568,899            5,584,460               36,650
                                                                        ----------------     ----------------     ----------------

Cash and cash equivalents at end of period                            $          86,940              568,899            5,584,460
                                                                        ================     ================     ================

See accompanying notes to the financial statements.

                        PLYMOUTH COMMERCIAL MORTGAGE FUND

         Supplementary Information - Selected Per Share Data and Ratios

          For the years ended December 31, 1998 and 1997 and the period September 27, 1996 (inception of operations) to December 31, 1996

                                                                             1998                 1997                1996
                                                                       ----------------     ----------------     ----------------
Per share data:
     Investment income                                                $           0.80                 0.62                 0.06
     Expenses                                                                    (1.72)               (1.30)               (0.24)
                                                                       ----------------     ----------------     ----------------

             Net investment loss before cumulative effect of
                change in accounting principle                                   (0.92)               (0.68)               (0.18)
     Cumulative effect of change in accounting for
         organization costs                                                      (0.08)                   -                    -
                                                                       ----------------     ----------------     ----------------

             Net investment loss                                                 (1.00)               (0.68)               (0.18)

     Net realized and unrealized gain (loss) on securities                       (0.11)                1.27                (0.07)
     Distributions declared from realized gains
         on securities                                                           (1.12)               (0.55)               (0.31)
     Equity in earnings of subsidiary                                            (0.65)               (0.23)                0.09
     Capital adjustment from share issuance                                          -                    -                (0.35)
                                                                       ----------------     ----------------     ----------------

             Net decrease in net asset value                                     (2.88)               (0.19)               (0.82)

             Net asset value:
                Beginning of period                                               9.13                 9.32                10.14
                                                                       ----------------     ----------------     ----------------

                End of period                                         $           6.25                 9.13                 9.32
                                                                       ================     ================     ================

Ratios:

     Ratio of expenses to average net assets (%)                                   23%                  14%                   4%
     Ratio of net investment loss to average net assets (%)                       -13%                  -7%                  -3%
     Total return per net asset value per share (%)                               -19%                   4%                  -5%

See accompanying notes to the financial statements.

                        PLYMOUTH COMMERCIAL MORTGAGE FUND

                          Notes to Financial Statements

                        December 31, 1998, 1997 and 1996

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

(2)      SIGNIFICANT ACCOUNTING POLICIES

         (a)       BASIS OF PRESENTATION

                   The financial statements included herein have been prepared in accordance with generally accepted accounting principles ("GAAP") for financial information and the instructions to Form 10-K and Article 6 of Regulation S-X.

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

                                      F-11                           (Continued)

                        PLYMOUTH COMMERCIAL MORTGAGE FUND

                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996

(2)      SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

                   In asserting its rights, the Fund may attempt to foreclose on a loan and acquire the collateral. Pursuant to the terms of its credit agreement, any real estate that is acquired through foreclosure is held by Plymouth REO. Real estate held by Plymouth REO is recorded at its estimated fair value and accounted for under the equity method for GAAP purposes. At December 31, 1998, Plymouth REO held three commercial properties in New Jersey, two commercial properties in California, and commercial properties in Texas and Maryland with fair values of $557,857, $491,226, $909,927 and $91,036, respectively, as well as a judgment of foreclosure secured by an office building in Puerto Rico with a fair value of $308,558. These fair values are all determined by the Board of Trustees of the Fund.

         (c)       CASH EQUIVALENTS

                   The Fund did not have cash equivalents at December 31, 1998 or 1997. For purposes of the statement of cash flows, the Fund considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

         (d)       INVESTMENTS IN AFFILIATES

                   In accordance with generally accepted accounting principles for investment companies, the investment in the common stock of an affiliated company that is not another investment company (Plymouth REO) is accounted for by the equity method. The net worth of Plymouth REO reflects the fair value of the underlying investments.

         (e)       FEDERAL INCOME TAXES

                   The Fund has elected the special tax treatment available to "regulated investment companies" under Subchapter M of the Internal Revenue Code ("IRC") in order to be relieved of the Federal income tax on that part of its net investment income and realized capital gains that it pays out to its shareholders. The Fund's policy is to comply with the requirements of the IRC that are applicable to regulated investment companies. Such requirements include, but are not limited to certain qualifying income tests, asset diversification tests, and the distribution to its stockholders of substantially all of the Fund's taxable investment company income and net capital gains. Management intends to comply with these requirements; therefore no Federal income tax provision is included in the accompanying financial statements.

                                      F-12                          (Continued)

                        PLYMOUTH COMMERCIAL MORTGAGE FUND

                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996

2)       SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         (f)       DISTRIBUTIONS TO SHAREHOLDERS

                   Dividends to shareholders are recorded on the record date. During the years ended December 31, 1998 and 1997 and the period from September 27, 1996 (inception of operations) to December 31, 1996, the Fund declared distributions of $1,032,708, $508,597 and $69,501, respectively, from accumulated undistributed net realized gains. During the years ended December 31, 1998 and 1997 and the period from September 27, 1996 (inception of operations) to December 31, 1996, the Fund paid distributions of $1,307,708, $233,596 and $69,501, respectively, from accumulated undistributed net realized gains.

         (g)       OTHER

                   Principal and interest payments due on notes held by the Fund are recognized on the date received. Interest income is typically not accrued because of the impaired nature of the Fund's loan portfolio.

         (h)       ORGANIZATION COSTS

                   On January 1, 1998, the Fund adopted AICPA Statement of Position (SOP) 98-5. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 also requires that initial application of this SOP be reported as a cumulative effect of a change in accounting principle. Prior to January 1, 1998, organization costs were capitalized and were being amortized on a straight line basis. The remaining balance was written off during 1998 in accordance SOP 98-5.

         (i)       FAIR VALUE OF FINANCIAL INSTRUMENTS

                   The carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of the notes payable pursuant to the Company's credit facility approximates fair value because interest rates change with market interest rates.

         (j)       MANAGEMENT ESTIMATES

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

                                      F-13                           (Continued)

                        PLYMOUTH COMMERCIAL MORTGAGE FUND

                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996

(3)      INVESTMENT ADVISORY AGREEMENT

         The Fund has entered into an Investment Advisory Agreement (the "Agreement") with Greystone Advisers, Inc., a Delaware corporation, which is registered as an investment adviser (the "Adviser") under the Investment Advisers Act of 1940 (the "Adviser's Act"), as amended. Unless terminated as described below, the Agreement remains in effect until September 22, 1999. Thereafter it requires specific approval at least annually by the Board of Trustees, including a majority of its members casting their votes in person who are not "interested persons" of the Fund (as defined by the 1940 Act) at a meeting called for the purpose of voting on such approval or by "vote of a majority of the outstanding voting securities" of the Fund. The Agreement can be terminated by the Fund at any time, without payment of any penalty, on sixty days' written notice to the Adviser if the decision to terminate has been made by the Board of Trustees or by "vote of a majority of the outstanding voting securities" of the Fund. The Agreement will terminate automatically in the event of its assignment.

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

                                      F-14                           (Continued)

                        PLYMOUTH COMMERCIAL MORTGAGE FUND

                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996

(3)      INVESTMENT ADVISORY AGREEMENT, CONTINUED

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

(4)      INVESTMENTS

         The Fund invests primarily in impaired loans of companies that qualify as "eligible portfolio companies" as defined in Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (6). These loans are carried on the Statement of Assets and Liabilities as of December 31, 1998 and 1997 at fair value as determined in good faith by the Fund's Board of Trustees.

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

         The Fund invests in impaired loans nationwide typically obtained through sealed-bid auctions. These auctions occur from time to time in different locations. The location of the loans and their collateral and the availability of loans in different areas cannot be directed by the Fund or anticipated in advance. Therefore, the Fund's impaired loan portfolio may, at times, be concentrated in one geographic region of the United States. As of December 31, 1998, the Fund's impaired loans were primarily concentrated in the states of New Jersey, Texas, New York, and California.

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

                                      F-15                           (Continued)

                        PLYMOUTH COMMERCIAL MORTGAGE FUND

                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996

(5)      INDEBTEDNESS, CONTINUED

         As of December 31, 1998 and 1997, the credit facility had a borrowing ceiling of $8,000,000. Debt outstanding at December 31, 1998 and 1997 was $4,448,795 and $7,981,158, respectively. Maximum borrowings under the Credit Facility are limited to a percentage of the borrowing base which decreases based upon the time the loans are held by the Fund. At December 31, 1998, the Fund has approximately $500,000 in additional borrowing capacity available under the terms of the Credit Facility.The credit facility was renewed on September 27, 1998 and expires July 15, 1999.

         The Credit Facility is secured by a perfected first security interest in the Fund's assets. The interest rate is based upon average borrowings under this facility. For borrowings of up to $2.5 million for the previous quarter, the interest rate on the Credit Facility is prime plus 1.5%; for average borrowings of between $2.5 million and $5.0 million for the previous quarter, the interest rate is prime plus 1.0%; and for average borrowings of more than $5.0 million for the previous quarter, the interest rate is prime plus 0.5%. The bank's prime rate was 8.25% and 8.5% on December 31, 1998 and 1997, respectively. A similar variable rate based on the London Interbank Offered Rate is also available. Terms of the Credit Facility include periodic third-party auditing, a lock box for receipt of payments, custody by the lender of primary collateral, certain other fee payments, and loan convenants with which the Fund was in compliance on December 31, 1998. Included in interest expense of $428,510 and $251,611 are commitments fees of $24,821 and $40,846 for the years ended December 31, 1998 and 1997, respectively. During the years ended December 31, 1998 and 1997, interest payments totaled $398,174 and $251,611, respectively. There were no commitment fees or interest payments during 1996.

(6)      RIGHTS AND WARRANTS

         Pursuant to certain agreements dated September 22, 1996 (the "Agreements") between the Fund and the Southwest Federated Holding Company ("SWFHC"), the Fund has issued Class "A" and Class "B" Warrants to SWFHC. The agreements provide that SWFHC receive warrants to purchase a total of 200,000 Shares. The Fund committed to issue warrants or rights to SWFHC in consideration for SWFHC taking the financial risks attendant to supporting the formation of the Fund. As of February 5, 1999, 150,000 Class "A" warrants and 50,000 Class "B" warrants have been issued to SWFHC.

         The Agreements provided for the issuance of the following classes of warrants to the extent permitted by the 1940 Act:

         1.The Class "A" Warrant Agreement provides for the issuance of warrants to purchase 150,000 Shares at $10.00 per Share. The warrants expire on September 22, 2006 and are exercisable only upon the condition that by December 26, 1999, the Fund or one or more underwriters and selling brokers or dealers on the Fund's behalf shall have received gross cash proceeds of at least $10,000,000 from one or more sales of newly issued Shares at an average price of at least $15.00 per Share (adjusted proportionately for any Share dividends, splits, or combinations). These warrants may be transferred or exercised in whole or in part from time to time.

                                      F-16                           (Continued)

                        PLYMOUTH COMMERCIAL MORTGAGE FUND

                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996

(6)      RIGHTS AND WARRANTS, CONTINUED

         2.The Class "B" Warrant Agreement provides for the issuance of warrants to purchase 50,000 Shares at the greater of $10.00 per Share or net asset value per Share on the date of issuance. The warrants expire on September 22, 2006, and are exercisable only upon the condition that by December 26, 1999, the Fund or one or more underwriters and selling brokers or dealers on the Fund's behalf shall have received gross cash proceeds of at least $10,000,000 from one or more sales of newly issued Shares at an average price of at least $20.00 per Share (adjusted proportionately for any Share dividends, splits, or combinations). These warrants may be transferred or exercised in whole or in part from time to time.

         Because of the significant risks and uncertainty relating to the operations of the Fund, no value has been assigned to the Agreements and the related issued rights and warrants or contingently issuable warrants.

(7)      YEAR 2000

         The Fund has initiated a plan ("Plan") to identify, assess, and remediate "Year 2000" issues within each of its significant computer programs and certain equipment which contain micro-processors. The Plan is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, if a program or chip uses only two digits rather than four to define the applicable year. The Fund is currently in the conversion, implementation and testing phases. Systems which have been determined not to be Year 2000 compliant are being either replaced or reprogrammed, and thereafter tested for Year 2000 compliance. The Plan anticipates that by mid-1999 the conversion, implementation and testing phases will be completed.

         The Fund is in the process of identifying and contacting critical suppliers and customers whose computerized systems interface with the Fund's systems, regarding their plans and progress in addressing their Year 2000 issues. The Fund has received varying information from such third parties on the state of compliance or expected compliance. Contingency plans are being developed in the event that any critical supplier or customer is not compliant.

         The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Fund's operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Fund is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Fund's operations, liquidity or financial condition.