Form 10-Q
period 1999-03-31
PLYMOUTH COMMERCIAL MORTGAGE FUND
filed 1999-05-17
CIK 1022105

      As filed with the Securities and Exchange Commission on May 17, 1999

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For quarterly period ended March 31, 1999

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
(State or other jurisdiction of incorporation             (I.R.S. Employer
             or organization)                            Identification No.)

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

                                 [X] Yes [ ] No

  As of May 14, 1999, 921,627 of the registrant's common shares of beneficial interest, no par value, were outstanding.

                       PLYMOUTH COMMERCIAL MORTGAGE FUND
                      Statements of Assets and Liabilities
                      March 31, 1998 and December 31, 1998
                                  (Unaudited)


                                                                                     March 31, 1999        December 31, 1998
                                                                                     --------------        -----------------

                                     Assets
                                     ------
Investments in securities at fair value, cost of $8,124,461 and $9,210,118            $     7,827,502        $     7,943,201

Investment in affiliates                                                                    2,485,432              2,362,165

Cash                                                                                           24,493                 86,940

Accounts Receivable                                                                            25,268                      -

Organization Costs                                                                                  -                      -
                                                                                     -----------------      -----------------

Total Assets                                                                          $    10,362,695        $    10,392,306
                                                                                    ==================     ==================

                                   Liabilities
                                   -----------

Accounts Payable                                                                      $       137,085        $       120,284

Investment Advisory Fee Payable                                                                     -                 51,030

Dividend Payable                                                                                    -                      -

Note Payable                                                                                3,717,555              4,448,795

Escrow Funds                                                                                   10,840                 10,589
                                                                                     -----------------      -----------------

                                Total Liabilities                                     $     3,865,480        $     4,630,698


                                   Net Assets
                                   ----------

Common shares of beneficial interest, no par value,  1,750,000
shares authorized, 921,627 shares issued and outstanding                                    7,976,773              7,976,773

Accumulated undistributed net investment loss                                             (1,982,332)            (1,716,978)

Accumulated undistributed net realized gains net of distributions of
$1,610,805 and $1,610,805                                                                   1,376,847              1,502,310

Accumulated undistributed equity of subsidiary                                              (577,113)              (733,580)

Accumulated undistributed unrealized gain on investments                                    (296,960)            (1,266,917)
                                                                                     -----------------      -----------------

Total Net Assets ($7.04 and $6.25 per share)                                                6,497,215              5,761,608


Total Liabilities & Net Assets                                                       $     10,362,695        $    10,392,306
                                                                                   ===================     ==================

    The accompanying notes are an integral part of these financial statements


                                    Page -2-

                        PLYMOUTH COMMERCIAL MORTGAGE FUND
                            Statements of Operations
                                   (unaudited)



                                                FOR THE THREE       FOR THE THREE       FOR THE THREE       FOR THE THREE
                                                MONTHS ENDED        MONTHS ENDED        MONTHS ENDED        MONTHS ENDED
                                                MARCH 31, 1999      MARCH 31, 1998      MARCH 31, 1999      MARCH 31, 1998
                                                ------------------  ------------------  -----------------   ------------------
INVESTMENT INCOME:

Interest                                         $        113,212    $        197,174    $        113,212     $      197,174

Other Investment Income                                       814                   -                 814                  -

                                                ------------------  ------------------  ------------------   ----------------

Total Investment Income                                    114026              197174              114026             197174

EXPENSES:

Investment advisory fee                                   145,571             239,093             145,571            239,093

Legal and Professional                                     36,489              34,609              36,489             34,609

Interest expense                                           98,714             170,665              98,714            170,665

Operating expense                                          98,606              74,115              98,606             74,115
                                                ------------------  ------------------  ------------------   ----------------

Total Expenses                                            379,380             518,482             379,380            518,482


Net Investment Loss                              $      (265,354)    $      (321,308)    $      (265,354)     $    (321,308)
                                                ------------------  ------------------  ------------------   ----------------

Realized gain on sale of investments                    (168,634)              35,000           (168,634)             35,000

Realized gain on collection of notes                       43,172             149,511              43,172            149,511

Change in unrealized appreciation on assets               969,957              49,015             969,957             49,015

Equity in earnings of affiliate                           156,466            (60,649)             156,466           (60,649)
                                                ------------------  ------------------  ------------------   ----------------

Net increase (decrease) in net assets resulting
from operations                                  $        735,607    $      (148,431)    $        735,607     $    (148,431)
                                                ==================  ==================  ==================   ================


    The accompanying notes are an integral part of these financial statements

                                    Page -3-

                        PLYMOUTH COMMERCIAL MORTGAGE FUND
                       Statements of Changes in Net Assets
                                   (unaudited)


                                                      FOR THE THREE MONTHS  FOR THE THREE MONTHS   FOR THE THREE MONTHS
                                                      ENDED MARCH 31,       ENDED MARCH 31,        ENDED MARCH 31,
                                                      1999                  1998                   1999

Operations before distributions

Net investment loss                                        (265,354)             (321,308)            (265,354)

Net realized gain on sale of investments                   (168,634)                35,000            (168,634)

Net realized gain on collections                              43,172               149,511               43,172

Changes in unrealized appreciation on investments            969,957                49,015              969,957

Equity in earnings of affiliates                             156,466              (60,649)              156,466
                                                      -----------------     -----------------    -----------------

Net increase in net assets from operations before
distributions                                                735,607             (148,431)              735,607



Distribution to shareholders from:
                                                      -----------------     -----------------    -----------------


Total increase in net assets                                 735,607             (148,431)              735,607


Net assets, beginning of period                            5,761,608             8,418,160            5,761,608
                                                      -----------------     -----------------    -----------------


Net assets, end of period                                  6,497,215             8,269,729            6,497,215
                                                      =================     =================    =================

Per Share Data


Investment income                                               0.12                  0.21                 0.12

Expenses                                                      (0.41)                (0.56)               (0.41)

Net realized gain on sale of investments                      (0.18)                  0.04               (0.18)

Net realized gain on collection of notes                        0.04                  0.16                 0.04

Equity in earnings of affiliate                                 0.16                (0.06)                 0.16

Change in unrealized appreciation on assets                     1.06                  0.05                 1.06
                                                      -----------------     -----------------    -----------------

Increase in net assets from operations before
distributions                                                   0.79              (0.16)                   0.79

Distributions from realized gain on securities                  0.00                0.00                   0.00
                                                      -----------------     -----------------    -----------------

Net increase (decrease) in net asset value                      0.79              (0.16)                   0.79


Net asset value

Beginning of period                                             6.25                9.13                   6.25
                                                      -----------------     -----------------    -----------------

End of period                                                   7.04                8.97                   7.04
                                                      =================     =================    =================

Ratio:

Expenses to Average Assets                                     6.18%               6.21%                  6.18%

Net Investment Income to Average Assets                       -0.04%              (3.85)                 -0.04%


                                                     FOR THE THREE MONTHS
                                                     ENDED MARCH 31,
                                                     1998

Operations before distributions

Net investment loss                                      (321,308)

Net realized gain on sale of investments                    35,000

Net realized gain on collections                           149,511

Changes in unrealized appreciation on investments           49,015

Equity in earnings of affiliates                          (60,649)
                                                     ----------------

Net increase in net assets from operations before
distributions                                            (148,431)



Distribution to shareholders from:
                                                     ----------------


Total increase in net assets                             (148,431)


Net assets, beginning of period                          8,418,160
                                                     ----------------


Net assets, end of period                                8,269,729
                                                     ================

Per Share Data


Investment income                                             0.21

Expenses                                                    (0.56)

Net realized gain on sale of investments                      0.04

Net realized gain on collection of notes                      0.16

Equity in earnings of affiliate                             (0.06)

Change in unrealized appreciation on assets                   0.05
                                                     ----------------

Increase in net assets from operations before
distributions                                               (0.16)

Distributions from realized gain on securities                0.00
                                                     ----------------

Net increase (decrease) in net asset value                  (0.16)


Net asset value

Beginning of period                                           9.13
                                                     ----------------

End of period                                                 8.97
                                                     ================

Ratio:

Expenses to Average Assets                                   6.21%

Net Investment Income to Average Assets                     (3.85)




    The accompanying notes are an integral part of these financial statements


                                    Page -4-

                        PLYMOUTH COMMERCIAL MORTGAGE FUND
                            Statements of Cash Flows
                                   (unaudited)


                                                                      FOR THE THREE MONTHS        FOR THE THREE MONTHS
                                                                      ENDED MARCH 31, 1999        ENDED MARCH 31, 1998
                                                                      --------------------------  --------------------------
Cash flows from operating activities

Increase (decreases) in net asserts from operations before
distributions                                                           $               735,607    $              (148,431)

Adjustments to reconcile increases in net assets from operations before distributions to net cash provided

   Amortization of organization costs                                                         -                       7,800

   Change in unrealized appreciation on investments                                   (969,957)                    (49,015)

   Changes in other assets                                                                    -                           -

   Equity in loss of affiliates                                                       (156,466)                      60,649

   Changes in receivables                                                              (25,268)                           1

   Changes in repurchase agreement                                                            -                           -

   Changes in payables                                                                 (34,230)                      64,291

   Change in escrow                                                                         251                    (13,416)
                                                                      --------------------------  --------------------------

Net cash provided/used by opperating activities                                       (450,063)                    (78,121)


Cash flow from investing activities

   Purchase of securities and capital expenditures                                      (7,500)                   (523,701)

   Sale of securities/principal collection on securities/
   transfer to REO                                                                    1,085,657                   1,076,218

   Investment in affiliate                                                               40,699                   (212,507)
                                                                      --------------------------  --------------------------

Net cash provided/used  by investing activities                                       1,118,856                     340,010


Cash flow from financing activities


   Change in note net                                                                 (731,241)                   (234,061)

   Dividends paid                                                                             -                   (275,001)
                                                                      --------------------------  --------------------------

Net cash used by financing activities                                                         -                           -

                                                                                      (731,241)                   (509,062)


Net decrease in cash and cash equivalents                                              (62,448)                   (247,172)


Cash and cash equivalents at beginning of period                                         86,940                     568,899
                                                                      --------------------------  --------------------------

Cash and cash equivalents at end of period                                               24,492                     321,727
                                                                      ==========================  ==========================

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

       D. Distributions to Shareholders - The Fund paid no dividends to shareholders in respect of its operations during the first quarter of 1999, and none were declared.

       E. Other - Principal and interest payments due on notes held by the Fund are recognized on the date received. Interest income is typically not accrued because of the impaired nature of the Fund's loan portfolio.

3.  INVESTMENT ADVISORY AGREEMENT

The Fund has to entered into an Investment Advisory Agreement (Agreement) with Greystone Advisers, Inc., a Delaware corporation, (Adviser). Initially, the Adviser was a federally registered investment adviser under the Investment Advisers Act of 1940. The Securities Markets Improvements Act of 1996, however, altered the requirements for federal investment adviser registration. To maintain its federal registration, the Adviser would have needed to have at least $25,000,000.00 in assets under management. Accordingly, as of July 8, 1997, the Adviser was required by law to, and did, withdraw its federal registration. Further, upon consultation with Texas securities counsel, the Adviser determined that it was not required to have a Texas investment adviser registration. Accordingly, until such time as the Adviser reaches $25,000,000.00 under management, it will have no investment adviser registration. If and when that threshold may be achieved, it intends to reregister under the Investment Advisers Act.

Under the Agreement, the Adviser manages the investments of the Fund, subject to the supervision and control of the Fund's Board of Trustees. Specifically, the Adviser identifies, evaluates, structures, closes and monitors the investments made by the Fund. The Agreement was ratified by the Board of Trustees at its February1, 1999 meeting remains in effect for a year from that time. It will need to be renewed at least annually by the Board of Trustees, including a majority of its members casting their votes in person who are not interested persons of the Fund (as defined by the 1940 Act) at a meeting called for the purpose of voting on such approval, or by a vote of a majority of the outstanding voting securities of the Fund. The Agreement can be terminated by the Fund at any time, without payment of any penalty, on sixty day's written notice to the Adviser if the decision to terminate has been made by the Board of Trustees or by a vote of a majority of the outstanding voting securities of the Fund. The Agreement will terminate automatically in the event of its assignment.

The Adviser is required to pay all expenses that are incurred in rendering its services. Generally, these expenses include the cost of office space, telephone service, equipment and personnel required to perform its obligations under the Agreement. The Fund will be required to pay its operating expenses and reimburse the Adviser promptly for expenses that the Adviser may pay on the Fund's behalf, except those specifically required to be borne by the Adviser under the Agreement. Without limitation, the expenses to be borne by the Fund will include: all expenses of any offering and sale by the Fund of its shares; the fees and disbursements of the Fund's counsel, accountants, and custodian; fees and expenses incurred in producing and effecting filings with federal and state securities administrators; costs of the Fund's periodic reports to and other


                                    Page -7-
communications with the Fund's shareholders; fees and expenses of members of the Fund's Board of Trustees who are not directors, officers or employees of the Adviser; premiums for the fidelity bond maintained by the Fund; all costs related to portfolio investments, including without limitation financing costs, legal and accounting fees, expenses related to protecting or maintaining the value of the loan portfolio or its underlying collateral, and other professional or technical fees and expenses (e.g., credit reports, title searches and delivery charges, property taxes, insurance premiums, long-distance telephone charges, costs of specialized consultants such as accountants or industry-specific technical experts, and travel expenses) incurred in acquiring, monitoring, negotiating, working-out, and effecting disposition of such investments, as well as responding to any litigation arising therefrom; and all expenses related to any borrowings by the Fund.

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

5.  INDEBTEDNESS

During the period to which this report relates, the Fund had an $8,000,000 line of credit with a Texas bank that is secured by a first lien on all of the Fund's assets. As of March 31, 1999 the Fund had borrowed $3,717,555 on the credit facility. As of May 12, 1999, the Fund 's borrowings were approximately $1,800,000.

Since the end of the first quarter, the Fund's lender has reduced the Fund's credit line from $8,000,000 to $4,000,000 and has informed the Fund that it should move the credit line to another institution. See the discussion regarding the Fund's credit needs set forth below under "Liquidity and Capital Resources."


                                    Page -8-

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF LIQUIDITY, CAPITAL RESOURCES, AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

As of March 31, 1999, Plymouth has $6,497,215 in net assets and had borrowed $3,717,555 on its credit line.

Plymouth's liquidity consists of its capital not invested in loans plus the amount that is available on its line of credit with Comerica Bank, N.A. Plymouth's original capital is long since invested so amounts available under its credit line are its only source of liquidity. Collections add to liquidity only indirectly, to the extent they free up a portion of the borrowing base, since all collections are paid into the bank lockbox. When Plymouth's borrowing base goes to zero or below, it has no liquidity.

The average time to resolution for loans in Plymouth's portfolio has increased to approximately sixteen and one half months. Therefore, on average, invested capital will not be available for the purchase of new assets until approximately sixteen and one half months from when it was spent on present assets.

Management previously recognized and has reported the problems inherent in being caught in a cycle of lumps of purchases and collections. The mismatch between Plymouth's declining borrowing base and the average time to resolution of loans in Plymouth's portfolio materialized. Throughout most of the first quarter of 1999, Plymouth had insufficient room on its borrowing base to make any new purchases. At various points during the quarter, the borrowing base was negative.

By means of a letter dated April 27, 1999, Plymouth's lender formally notified Plymouth of its obligation under the loan agreement to bring the then existing negative borrowing base back up to zero. Fortunately, the closing of Plymouth's first loan auction in 1999 closely coincided with that letter. The proceeds of the loan auction reduced the amount of credit outstanding and brought the credit line back into a positive state. After receipt of that letter, Plymouth reached an agreement with the bank for a sixth amendment to its loan agreement. The maximum amount of the credit line was reduced from $8,000,000 to $4,000,000. That reduction has the effect of reducing the "unused credit" fee Plymouth would otherwise owe the bank and does not affect Plymouth's liquidity because, under the current structure of the borrowing base, Plymouth could not borrow more than the reduced amount in any event.

Plymouth is currently able to borrow the lesser of $4,000,000 or its borrowing base. The borrowing base limits advances to a declining percentage applied to the lesser of cost or current fair market value. On a new purchase, the allowable percentage is 60%. After Plymouth has held the asset for six months, the advance rate declines to 48% (See page 3 of Plymouth's December 31, 1997 Form 10-K for the other decline thresholds). As of May 10, 1999, Plymouth had the ability to borrow an additional $523,691.56. In all likelihood, in the near term the amount Plymouth can borrow will decrease rather than increase. This limited liquidity will make it difficult for Plymouth to conduct normal operations. It will not be able to buy new assets and may not be able to make protective advances, such as paying past due real estate taxes to avoid tax foreclosures on its assets. It is imperative that Plymouth find new financing with a borrowing base better synchronized to the nature of Plymouth's assets. It appears to management that Plymouth can do that only if it withdraws its business development company election.

There are no material, unused sources of liquidity.



                                    Page -9-

Results of Operations

       Three Months Ending 3/31/99

During the three month period ending March 31, 1999, Plymouth purchased no new assets. Plymouth's per share value increased from $6.25 at December 31, 1998 to $7.04 at March 31, 1999. The increase was mainly due to an increase in unrealized appreciation of assets and unrealized equity of affiliate. This indicates that several assets were closer to resolution thn was believed at 12/31/98. Also, one asset sold in the first quarter for $150,000 that had been written down to zero at 12/31/98.

During the three month period ending March 31, 1999, Plymouth had gross collections of $1,114,104. Those collections resulted in a realized loss of $390,816 for the three month period. The loss arose from slow collections and the disposition of one asset that produced a $245,000 loss. Expenses for the period were consistent with the level of assets under management. Seven loans in Plymouth's portfolio may result in a loss of $850,705. This potential loss is already reflected in Plymouth's financial statements in the account for unrealized gain and loss on appreciation.

       Three Months Ending 3/31/98

By way of comparison, during the three month period ending March 31,1998, Plymouth purchased seven additional loans with a cost of $516,902 and a total outstanding principal balance of $670,427. Plymouth's per share value declined to $8.97 per share from $9.13 at December 31,1997. The decline was due to a realized GAAP loss of $136,797. Plymouth did not declare a dividend for the first quarter 1998 due to a tax loss of $86,874 for that period.

By wayof comparison, during the three month period ending March 31,1998, Plymouth had gross collections of $1,275,961. This included eight notes that settled or sold for an average return on investment of roughly 35.50%. This return takes into the account the original cost, gross collections, and direct expenses. It does not include overhead such as the adviser fee and interest expense. The above gross collections resulted in a GAAP realized loss of $136,797 for the three month period. The loss was due to slow collections in January and February of approximately $412,000. For those months, Plymouth posted a loss of approximately $187,000. In March gross collections increased to $865,920, and the fund posted approximately a $51,000 profit. In April gross collections have continued to rise. When Plymouth is fully invested in notes, as it was at the end of 1997 and throughout the first quarter of 1998, the fund needs to have gross monthly collections of between $800,000 and $900,000 to be profitable and maintain per share value, although increased costs could prevent profitability even at that level.

       Other

Early in 1999, management recommended to the Board of Trustees that Plymouth withdraw its election as a business development company and convert to a limited partnership. In addition to reducing regulatory requirements, the two new lenders with whom management has explored lines of credit will not deal with Plymouth until the business development company election is withdrawn. Since that recommendation was originally made, management has been working with the board of trustees by providing them with requested analyses and projections. The Board of Trustees is still considering what course is in the best interest of shareholders. If the Board of Trustees directs management to proceed with the change, management will cause the necessary decisions to be put before the shareholders. If the Board does not authorize the recommended change, management will follow such other directives as the Board may give.


                                   Page -10-

PART II - OTHER INFORMATION

Item 1:  LEGAL PROCEEDINGS

         None.

Item 2:  CHANGES IN SECURITIES

         None.

Item 3:  DEFAULTS UPON SENIOR SECURITIES

         By means of a letter dated April 27, 1999, Plymouth's lender formally notified Plymouth of its obligation under the loan agreement to bring the then existing negative borrowing base back up to zero. Fortunately, the closing of Plymouth's first loan auction in 1999 closely coincided with that letter. The proceeds of the loan auction reduced the amount of credit outstanding and brought the credit line back into a positive state.

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5:  OTHER INFORMATION

         None.

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

(2) Incorporated herein by reference from amendment #1 to the registrant's initial registration statement on Form 10 (File No. 0-21443), as filed with the commission on January 15, 1997.

(3) "Incorporated by reference from registrant's Form 10-Q for the period ending March 31, 1998 (File No. 0-21433), as filed with the Commission on May 14, 1998."

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


                                     PLYMOUTH COMMERCIAL MORTGAGE FUND

                                     /s/ Robert R. Swendson

May 17, 1999                         ---------------------------------------
                                     Robert R. Swendson, President and Chief
                                     Executive Officer

                                     /s/ Patrick J. Panzarella

May 17, 1999                         ---------------------------------------
                                     Patrick J. Panzarella, Chief Financial
                                     Officer (Principal Financial Officer)







------------------------
(1) Filed Herewith.

                                   Page -12-