Form 10-Q
period 1999-06-30
PLYMOUTH COMMERCIAL MORTGAGE FUND
filed 1999-08-16
CIK 1022105

    As filed with the Securities and Exchange Commission on August 13, 1999

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For quarterly period ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
          For the transition period from              to
                                         ------------    ----------------
                        Commission File Number: 0-21443

                       PLYMOUTH COMMERCIAL MORTGAGE FUND
             (Exact name of registrant as specified in its charter)

                      Delaware                                             74-6439983
  (State or other jurisdiction of incorporation or            (I.R.S. Employer Identification No.)
                    organization)

                         (%) Greystone Advisers, Inc.,
                          13333 Blanco Road, Suite 314
                         San Antonio, Texas 78216-7756
          (Address of principal executive offices, including zip code)

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

                                [X] Yes   [ ] No

 As of August 12, 1999, 921,627 of the registrant's common shares of beneficial interest, no par value, were outstanding.

                       PLYMOUTH COMMERCIAL MORTGAGE FUND
                      Statements of Assets and Liabilities
                      June 30, 1999 and December 31, 1998
                                  (Unaudited)

                                                                                      June 30, 1999     December 31, 1998
                                                                                      -------------     -----------------
                          Assets
                          ------
Investments in securities at fair value, cost of $6,252,293 and $9,210,118          $       6,060,651     $      7,943,201

Investment in affiliate                                                                     2,373,175            2,362,165

Cash                                                                                            9,386               86,940

Accounts Receivable                                                                            25,000                    -

                       Total Assets                                                  $      8,468,212     $     10,392,306
                                                                                    ==================   ==================

                        Liabilities
                        -----------

Accounts Payable                                                                     $        189,002     $        120,284

Investment Advisory Fee Payable                                                                     -               51,030

Note Payable                                                                                1,977,616            4,448,795

Escrow Funds                                                                                    7,353               10,589
                                                                                    ------------------   ------------------
                     Total Liabilities                                                      2,173,971            4,630,698


                        Net Assets
                        ----------

Common shares of beneficial interest, no par value, 1,750,000 shares
authorized, 921,627 shares issued and outstanding                                           7,976,773            7,976,773

Accumulated undistributed net investment loss                                             (2,263,797)          (1,716,978)

Accumulated undistributed net realized gains net of distributions of
$1,610,805                                                                                 1,488,283            1,502,310

Accumulated undistributed equity of subsidiary                                              (715,376)            (733,580)

Accumulated undistributed unrealized gain (loss) on investments                             (191,642)          (1,266,917)
                                                                                    ------------------   ------------------
Total Net Assets ($6.82 and $6.25 per share)                                                6,294,241            5,761,608

Total Liabilities & Net Assets                                                       $      8,468,212     $     10,392,306
                                                                                    ==================   ==================

   The accompanying notes are an integral part of these financial statements

                                    Page -2-

                       PLYMOUTH COMMERCIAL MORTGAGE FUND
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                         FOR THE THREE   FOR THE THREE    FOR THE SIX     FOR THE SIX
                                         MONTHS ENDED    MONTHS ENDED     MONTHS ENDED    MONTHS ENDED
                                         JUNE 30, 1999   JUNE 30, 1998    JUNE 30, 1999   JUNE 30, 1998
                                         -------------   -------------    -------------   -------------
INVESTMENT INCOME:

INTEREST                                 $     142,087    $     223,110    $    255,299    $    420,284

OTHER INVESTMENT INCOME                              -              260             814             260
                                        ---------------  ---------------  --------------  --------------
TOTAL INVESTMENT INCOME                        142,087          223,370         256,113         420,544

EXPENSES:

INVESTMENT ADVISORY FEE                        125,966          192,263         271,537         431,356

LEGAL AND PROFESSIONAL                          76,082           34,659         112,571          69,268

INTEREST EXPENSE                                74,175          143,416         172,889         314,081

OPERATING EXPENSE                              147,329           53,405         245,935         127,520
                                        ---------------  ---------------  --------------  --------------
TOTAL EXPENSES                                 423,552          423,743         802,932         942,225

NET INVESTMENT LOSS                          (281,465)        (200,373)       (546,819)       (521,681)

REALIZED GAIN ON SALE OF INVESTMENTS          (43,305)        1,032,091       (211,939)       1,067,091

REALIZED GAIN ON COLLECTION OF NOTES           154,740          330,243         197,912         479,754

CHANGE IN UNREALIZED APPRECIATION ON
ASSETS                                         105,318        (847,207)       1,075,275       (798,192)

EQUITY IN EARNINGS OF AFFILIATE              (138,262)           12,844          18,204        (47,805)
                                        ---------------  ---------------  --------------  --------------
NET INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS                $   (202,974)    $     327,598    $    532,633    $    179,167
                                        ===============  ===============  ==============  ==============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                    Page -3-

                       PLYMOUTH COMMERCIAL MORTGAGE FUND
                      STATEMENTS OF CHANGES IN NET ASSETS
                                  (UNAUDITED)

                                                       FOR THE THREE     FOR THE THREE       FOR THE SIX        FOR THE SIX
                                                       MONTHS ENDED      MONTHS ENDED        MONTHS ENDED       MONTHS ENDED
                                                       JUNE 30, 1999     JUNE 30, 1998       JUNE 30, 1999      JUNE 30, 1998
OPERATIONS BEFORE DISTRIBUTIONS:

NET INVESTMENT LOSS                                     $     (281,465)    $     (200,373)     $    (546,819)     $       52,168

NET REALIZED GAIN ON SALE OF INVESTMENTS                       (43,305)          1,032,091          (211,939)          1,067,091

NET REALIZED GAIN ON COLLECTIONS                                154,740            330,243            197,912            479,754

CHANGES IN UNREALIZED APPRECIATION ON INVESTMENTS               105,318          (847,208)          1,075,275          (798,193)

EQUITY IN EARNINGS OF AFFILIATE                               (138,262)             12,844             18,204           (47,805)
                                                       -----------------  -----------------   -----------------  -----------------

NET INCREASE IN NET ASSETS FROM OPERATIONS BEFORE
DISTRIBUTION TO SHAREHOLDERS                                  (202,974)            327,597            532,633            179,166

DISTRIBUTION TO SHAREHOLDERS FROM:

NET REALIZED GAIN ON INVESTMENTS                                      -                  -                  -                  -

CAPITAL SHARE TRANSACTIONS                                            -                  -                  -                  -
                                                       -----------------  -----------------   -----------------  -----------------
TOTAL INCREASE IN NET ASSETS                                  (202,974)            327,597            532,633            179,166


NET ASSETS, BEGINNING OF PERIOD                               6,497,215          8,269,729          5,761,608          8,418,160
                                                       -----------------  -----------------   -----------------  -----------------

NET ASSETS, END OF PERIOD                               $     6,294,241          8,597,326          6,294,241          8,597,326
                                                       =================  =================   =================  =================

PER SHARE DATA


INVESTMENT INCOME                                                  0.15               0.24               0.27               0.46

EXPENSES                                                         (0.45)             (0.46)             (0.87)             (1.02)

NET REALIZED GAIN ON SALE OF INVESTMENTS                         (0.04)               1.12             (0.22)               1.16

NET REALIZED GAIN ON COLLECTION OF NOTES                           0.16               0.36               0.21               0.52

EQUITY IN EARNINGS OF AFFILIATE                                  (0.15)               0.01               0.01             (0.05)

CHANGE IN UNREALIZED APPRECIATION ON ASSETS                        0.11             (0.92)               1.17             (0.87)
                                                       -----------------  -----------------   -----------------  -----------------

INCREASE (DECREASE)IN NET ASSETS FROM OPERATIONS
BEFORE DISTRIBUTIONS                                             (0.22)               0.35               0.57               0.20

                                                       -----------------  -----------------   -----------------  -----------------

DISTRIBUTIONS FROM REALIZED GAIN ON SECURITIES                     0.00               0.00               0.00               0.00
                                                       -----------------  -----------------   -----------------  -----------------
NET INCREASE (DECREASE) IN NET ASSET VALUE                       (0.22)               0.35               0.57               0.20

NET ASSET VALUE

BEGINNING OF PERIOD                                                7.04               8.98               6.25               9.13
                                                       -----------------  -----------------   -----------------  -----------------

END OF PERIOD                                           $          6.82               9.33               6.82               9.33
                                                       =================  =================   =================  =================

RATIOS:

EXPENSES TO AVERAGE ASSETS                                       -4.05%             -5.02%            -13.32%            -11.07%

NET INVESTMENT LOSS TO AVERAGE ASSETS                            _4.04%             -2.38%             -9.07%             -6.13%

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                    Page -4-

                       PLYMOUTH COMMERCIAL MORTGAGE FUND
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                             FOR THE SIX MONTHS          FOR THE SIX MONTHS
                                                             ENDED JUNE 30, 1999         ENDED JUNE 30, 1998
                                                            ------------------------    -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

INCREASE (DECREASES) IN NET ASSETS FROM OPERATIONS BEFORE
DISTRIBUTIONS                                                 $              532,633         $              179,167

ADJUSTMENTS TO RECONCILE INCREASES IN NET ASSETS FROM
OPERATIONS BEFORE DISTRIBUTIONS TO NET CASH PROVIDED BY
OPERATING ACTIVITIES


       AMORTIZATION OF ORGANIZATION COSTS                                                                    15,600

       CHANGE IN UNREALIZED APPRECIATION ON INVESTMENTS                  (1,075,275)                        798,192

       CHANGES IN OTHER ASSETS                                                     -                              -

       EQUITY IN LOSS OF AFFILIATES                                         (18,204)                         47,805

       CHANGES IN RECEIVABLES                                               (25,000)                            200

       CHANGE IN PAYABLES                                                     17,688                       (42,953)

       CHANGES IN DIVIDEND PAYABLE                                                 -                      (275,001)

       CHANGE IN ESCROW                                                      (3,236)                       (21,076)
                                                             ------------------------       ------------------------
NET CASH PROVIDED(USED) BY OPERATING ACTIVITIES                            (571,394)                        701,934


CASH FLOW FROM INVESTING ACTIVITIES:

       PURCHASE OF SECURITIES AND CAPITAL EXPENDITURES                     (135,878)                      (903,597)

       SALE OF SECURITIES/PRINCIPAL COLLECTION ON
       SECURITIES/

                TRANSFER TO AFFILIATE                                      3,019,018                      6,347,995

       INVESTMENT IN AFFILIATE                                                81,878                         35,996
                                                             ------------------------       ------------------------
NET CASH PROVIDED(USED) BY INVESTING ACTIVITIES                            2,965,018                      5,480,394


CASH FLOW FROM FINANCING ACTIVITIES:


       CHANGE IN NOTE, NET                                               (2,471,179)                    (6,599,971)

       DIVIDENDS PAID                                                              -                              -

       DISTRIBUTION FROM NET REALIZED GAIN ON INVESTMENTS                          -                              -
                                                             ------------------------       ------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                (2,471,179)                    (6,599,971)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (77,555)                      (417,643)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              86,940                        568,899
                                                             ------------------------       ------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $              9,385         $              151,256
                                                             ========================       ========================

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

         D. Distributions to Shareholders - The Fund paid no dividends to shareholders in respect of its operations during the second quarter of 1999, and none were declared.

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

                                    Page -7-

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

4.  INVESTMENTS

The Fund invests primarily in impaired loans of companies that qualify as "eligible portfolio companies" as defined in Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (6). These loans are carried on the Statement of Assets and Liabilities as of June 30,1998, at fair value, as determined in good faith by the Fund's Board of Trustees.

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

5.  INDEBTEDNESS

During the period to which this report relates, the Fund had an $8,000,000 line of credit with a Texas bank that is secured by a first lien on all of the Fund's assets. As of June 30,1999 the Fund had borrowed $1,977,616 on the credit facility.

During the second quarter, the Fund's lender reduced the Fund's maximum credit limit from $8,000,000 to $4,000,000 and has informed the Fund that it should move the credit line to another institution. See the discussion regarding the Fund's credit needs set forth below under "Liquidity and Capital Resources."

                                    Page -8-

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF LIQUIDITY, CAPITAL RESOURCES, AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

As of June 30, 1999, Plymouth has $6,294,241 in net assets and had borrowed $1,977,616 on its credit line.

Plymouth's liquidity consists of its capital not invested in loans plus the amount that is available on its line of credit with Comerica Bank, N.A. Plymouth's original capital is long since invested so amounts available under its credit line are its only source of liquidity. Collections add to liquidity only indirectly, to the extent they free up a portion of the borrowing base, since all collections are paid into the bank lockbox. When Plymouth's borrowing base goes to zero or below, it has no liquidity. There are no material, unused sources of liquidity.

Plymouth continued to have difficulty with the borrowing base throughout the second quarter. It was unable to make any new purchases of loans. The inability to purchase new loans not only suppressed income in the second quarter of 1999 but also will likely have adverse effects in later quarters.

During the second quarter, the ratio required by the Comerica loan agreement between Plymouth's net income and its interest expense went out of compliance. Although the lender demanded that the breach be corrected, the non-compliance will be waived if a renewal is entered into as discussed below.

In addition, Plymouth's loan agreement with Comerica expired July 15, 1999. Comerica has agreed to a 90 day extension until October 15, 1999. There would be a $25,000 fee and interest would be at prime plus 3. The renewal would eliminate the revolving aspect of the loan. Comerica would make no new advances and payments would be due in the amount of 70% of cash collections. Management does not believe the terms are reasonable and has asked Comerica to reconsider. Unless and until an agreement is reached, Plymouth will remain without a credit line. Plymouth does not have the cash to repay the present debt balance and, without a credit line, it has no source of cash to meet current obligations. Plymouth believes that an agreement will be reached soon.

Management has obtained a proposal for long term financing from Transamerica Business Credit Corporation. The terms of the financing are more favorable than those in Plymouth's present agreement with Comerica and management believes the Transamerica terms will permit Plymouth to return to profitability. Transamerica, however, will not lend to Plymouth while it retains its BDC status because of the attendant regulatory complexity.

To try to change Plymouth's situation, management sought and obtained from the Board of Trustees a recommendation to drop Plymouth's BDC election. To preserve pass-through federal income tax status, Plymouth plans to convert to a limited partnership. Management has tried to accomplish the conversion by means of an exchange offer whereby Plymouth's shareholders would exchange their shares for units of a newly formed limited partnership. Shareholders not wishing to participate in the limited partnership are offered notes. Those refusing both partnership units and notes will receive an in-kind distribution of a pro rata portion of Plymouth's assets.

The exchange offer was presented to Plymouth's shareholders by means of a Confidential Private Exchange Offer Memorandum that was mailed out on August 10, 1999. The shareholders have until August 31, 1999 to decide whether to accept the offer, although the offeror can extend that period for up to 90 days. For the offer to be successful, 85% in interest must accept it. If the offer fails, the Board of Trustees will have to decide how best to proceed. If that happens, the most likely occurrence will be a bulk-sale of Plymouth's assets followed by a dissolution.

                                    Page -9-

Transamerica will not begin its final due diligence until Plymouth pays a $75,000 fee. The Board of Trustees decided to wait to pay the fee until August 17, 1999. Because there is a meeting scheduled for August 16 at which shareholders can ask questions about the offer, the Board believed that by the 17th Plymouth might have a better idea whether the offer will be successful. Once the $75,000 is paid, Transamerica has estimated six weeks to close. Thus, the extension from Comerica until October 15 should provide enough time to close with Transamerica and take Comerica out.

Results of Operations

         Six Months Ending 6/30/99

During the six month period Plymouth has been trying to convert to a limited partnership and bring on a new senior lender. Throughout the period, Plymouth had insufficient liquidity for normal operations, so it had to sell assets before they reached full value so as to keep the Comerica borrowing base in compliance. If Plymouth is not successful in the conversion to a limited partnership, its ability to continue is in question.

During The six month period ending June 30,1999, Plymouth was able to purchase only one small asset for $59,000 due to the inability to borrow. Plymouth's per share value increased from $6.25 at December 31,1998 to $6.82 at June 30,1999. The increase was mainly due to an increase in unrealized appreciation of assets. This indicates that several assets were closer to resolution than was believed at 12/31/98. Also, one asset sold in early 1999 for $150,000 that had a fair value of zero at 12/31/98.

During the six month period ending June 30,1999 Plymouth had gross collections of $3,342,191. Those collections resulted in a realized loss of $560,846. The loss arose from slow collections and the disposition of one asset that produced a $245,000 loss. The fact that Plymouth has had to dispose off assets before they have had an opportunity to reach full value in order to satisfy the borrowing base has resulted in lower income from collections . Expenses for the period were consistent with the level of assets under management. However, legal expense has been higher due to the fact the assets remaining in the portfolio are tougher to resolve. All potential losses management foresees are reflected in the financial statements in the unrealized and undistributed accounts on the balance sheet.

         Comparable Period Six Months Ending 06/30/98

During the six month period ending June 30,1998, Plymouth purchased nine additional loans with a cost of $721,702 and a total outstanding principal balance of $1,044,073. Plymouth's per share value increased to $9.33 from $9.13 at December 31, 1997. The increase was due to strong results realized at the June 1998 loan auction that exceeded expected unrealized gains. For the period Plymouth realized approximately $1,000,000 in taxable income and declared a dividend to shareholders of 554 per share. The dividend was paid on July 18, 1998 to shareholders of record on that date. The aggregate amount of the dividend was $506,894 and represents approximately half of taxable income for the period. If the accompanying June 30, 1998 financial statements reflected the dividend, the per share value would decline to $8.78.

During the six month period ending June 30,1998, Plymouth had gross collections of $8,315,123, including fifty-five notes that settled or sold. Plymouth's collections resulted in a net increase in net assets from operations, before changes in unrealized appreciation on investments and equity in earnings of affiliates, of $1,025,164 for the six month period ending June 30, 1998. The gain principally arises from loan sales effected through a loan auction held in June 1998. The GAAP net increase in assets for the six month period was $179,167 after a change in unrealized appreciation of ($798,192). The number is negative because gain was moved from unrealized to realized as a result of the loan auction.

                                   Page -10-

The results above compare to 1999 numbers were due to the fact at that time Plymouth was able to make purchases and maximize returns. Plymouth believes it can produced these results again if the exchange offer is successful.

         Three Month period ending June 30,1999 and Comparable Period Ending June 30.1998.

During the three month period ending June 30,1999, Plymouth had gross collections of $2,280,087. Those collections resulted in a realized loss of $ 170,030. Once again this was a result of the assets being resolved having lower income margins and operating expenses to high for the assets under management. This is why it is necessary to find a senior lender that will allow Plymouth to purchase on a consistent basis. For the three month period ending June 30, 1998, Plymouth realized gross collections of over $7,000,000 and realized a gain of $532,453 The magnitude of both the collections and the gain arose from the June 1998 loan auction that had stronger assets then the 1999 auctions and Plymouth had assets under management that could support the overhead of the BDC.

PART II - OTHER INFORMATION

Item 1:  LEGAL PROCEEDINGS

         None.

Item 2:  CHANGES IN SECURITIES

         None.

Item 3:  DEFAULTS UPON SENIOR SECURITIES

         During the second quarter, Plymouth's lender formally notified Plymouth of its obligation under the loan agreement to bring the interest coverage ratio back up into compliance.

         Plymouth's current line of credit is matured. Plymouth does not have the cash to repay the balance. Plymouth is in negotiations with the lender regarding a 90 day extension. It also has a term sheet from Transamerica Business Credit Corporation regarding permanent refinancing, but the Transamerica financing is dependent on Plymouth's withdrawal of its BDC status.

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5:  OTHER INFORMATION

         The shareholders of Plymouth have just been presented with a Confidential Private Exchange Offer Memorandum from PCMF, Ltd. a newly formed Texas limited partnership. If the offer is successful, PCMF will have basically the same ownership as Plymouth and continue Plymouth's business as a limited partnership. PCMF will not be a business development company. The shareholders have until August 31, 1999, unless extended, within which to indicate their acceptance or rejection. For the offer to be successful, 85% in interest must accept. If the offer is not successful, there is a question whether Plymouth will be able to continue in business.

                                   Page -11-

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

               (18)     Letter re change in accounting principles: (None)

               (19)     Report furnished to security holders: (None)

               (22) Published report regarding matters submitted to vote of security holders: (None)

               (23)     Consents of experts and counsel: (None)

               (24)     Power of attorney: (None)

               (27)     Financial Data Schedule(1)

         REPORTS ON FORM 8-K- None.

----------------------------
          1(1) Incorporated Herein By Reference From The Registrant'S Initial Registration Statement On Form 10 (File No. 0-21443), As Filed With The Commission On January 15, 1997.
          (2) Incorporated Herein By Reference From Amendment #1to The Registrant'S Initial Registration Statement On Form 10 (File No. 0-21443), As Filed With The Commission On January 15, 1997.
          (3)  Filed Herewith.
          (4) Incorporated Herein By Reference From The Registrant'S Form 10-Q Filed With The Commission For The Period Ending June 30, 1997 On Or About August 14, 1997.

                                   Page -12-

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PLYMOUTH COMMERCIAL MORTGAGE FUND
                                            /s/ Robert R. Swendson

August 13, 1999                                      -----------------------------------
                                            Robert R. Swendson, President and Chief Executive
                                            Officer

                                            /s/ Patrick J. Panzarella

August 13, 1999                                      -----------------------------------
                                            Patrick J. Panzarella, Chief Financial Officer (Principal
                                            Financial Officer)

                                   Page -13-