Form 10-Q
period 1999-09-30
PLYMOUTH COMMERCIAL MORTGAGE FUND
filed 1999-11-15
CIK 1022105

   As filed with the Securities and Exchange Commission on November 15, 1999

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For quarterly period ended September 30, 1999

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

                                 [X] Yes [ ] No

     As of November 12, 1999, 921,627 of the registrant's common shares of beneficial interest, no par value, were outstanding.

                        PLYMOUTH COMMERCIAL MORTGAGE FUND
                      Statements of Assets and Liabilities
                    September 30, 1999 and December 31, 1998
                                   (Unaudited)

                                                                       September 30, 1999         December 31, 1998
                                                                       ------------------         -----------------
                             Assets

Investments in securities at fair value,  cost of $6,393,820 and
$9,210,118                                                            $         5,499,225        $        7,943,201

Investment in affiliate                                                         1,241,509                 2,362,165

Cash                                                                              160,902                    86,940

Accounts Receivable                                                                     -                         -

Organization Costs, Net                                                                 -                         -
                                                                       ------------------         -----------------

                          Total Assets                                  $       6,901,636        $       10,392,306
                                                                       ==================         =================



                          Liabilities



Accounts Payable                                                        $         176,701        $          120,284

Investment Advisory Fee Payable                                                         -                    51,030

Dividend Payable                                                                        -                         -

Note Payable                                                                      986,634                 4,448,795

Escrow Funds                                                                        7,625                    10,589
                                                                       ------------------         -----------------

                       Total Liabilities                                        1,170,960                 4,630,698


                           Net Assets

Common shares of beneficial  interest,  no par value,  1,750,000
shares authorized, 921,627 shares issued and outstanding                        7,976,773                 7,976,773

Accumulated undistributed net investment loss                                 (2,436,336)               (1,716,978)

Accumulated undistributed net realized gains net of
distributions of $1,610,805 and $1,610,805                                      1,388,207                 1,502,310

Accumulated undistributed equity of subsidiary                                  (303,373)                 (733,580)

Accumulated undistributed unrealized gain (loss)on investments                  (894,595)               (1,266,917)
                                                                       ------------------         -----------------

Total Net Assets ($6.21 and $6.25 per share)                                    5,730,676                 5,761,608


Total Liabilities & Net Assets                                          $       6,901,636        $       10,392,306
                                                                       ==================         =================


   The accompanying notes are an integral part of these financial statements


                                    Page -2-

                        PLYMOUTH COMMERCIAL MORTGAGE FUND
                            Statements of Operations
                                   (unaudited)

                                         For the three      For the three      For the nine      For the nine
                                         months ended       months ended       months ended      months ended
                                         September 30,      September 30,      September 30,     September 30,
                                         1999               1998               1999              1998
                                         -------------      -------------      -------------     -------------
INVESTMENT INCOME:

Interest                                 $     151,597       $     160,333      $    406,896      $    580,617

Other Investment Income                              -                   -               814               260
                                         -------------      --------------     -------------     -------------

Total Investment Income                  $     151,597             160,333           407,710           580,877

EXPENSES:

Investment advisory fee                        110,501             151,041           382,038           582,397

Legal and Professional                          93,059              38,893           205,630           108,161

Interest expense                                20,006              28,015           192,895           342,096

Operating expense                              100,570              66,217           346,505           193,737
                                         -------------      --------------     -------------     -------------

Total Expenses                                 324,136             284,166         1,127,068         1,226,391

Net Investment Loss                      $   (172,539)       $   (123,833)      $  (719,358)      $  (645,514)
                                         -------------      --------------     -------------     -------------

Realized gain on sale of investment          (142,891)             359,577         (354,830)         1,426,668

Realized gain on collection of notes            42,815             132,091           240,727           611,845

Change in unrealized appreciation on
assets                                       (702,953)           (337,120)           372,322       (1,135,312)

Equity in earnings of affiliate                412,003            (90,855)           430,207         (138,660)
                                         -------------      --------------     -------------     -------------

Net increase (decrease) in net assets
resulting from operations                $   (563,565)       $    (60,140)      $   (30,932)      $    119,027
                                         =============      ==============     =============     =============

   The accompanying notes are an integral part of these financial statements




                                    Page -3-

                       PLYMOUTH COMMERCIAL MORTGAGE FUND
                      Statements of Changes in Net Assets
                                  (unaudited)


                                           For the three     For the three    For the nine      For the nine
                                           months ended      months ended     months ended      months ended
                                           September 30,     September 30,    September 30,     September 30,
                                           1999              1998             1999              1998
                                           -------------     -------------    -------------     -------------
Operations before distributions

Net investment loss                             (172,539)         (123,833)         (719,358)        (645,514)

Net realized gain on sale of investments        (142,891)           359,577         (354,830)        1,426,668

Net realized gain on collections                   42,815           132,092           240,727          611,845

Changes in unrealized appreciation on
investments                                     (702,953)         (337,120)           372,322      (1,135,312)

Equity in earnings of affiliates                  412,003          (90,855)           430,207        (138,660)
                                           ---------------   --------------   ----------------  --------------


Net increase in net assets from
operations before distributions                 (563,565)          (60,139)          (30,932)          119,027


Distribution to shareholders from:

Capital share transactions:                             -         (967,709)                 -        (967,709)
                                           ---------------   --------------   ----------------  --------------

Total increase in net assets                    (563,565)       (1,027,848)          (30,932)        (848,682)


Net assets, beginning of period                 6,294,241         8,597,326         5,761,608        8,418,160
                                           ---------------   --------------   ----------------  --------------

Net assets, end of period                       5,730,676         7,569,478         5,730,676        7,569,478
                                           ===============   ==============   ================  ==============

Per Share Data


Investment income                                    0.16              0.17              0.44             0.63

Expenses                                           (0.35)            (0.31)            (1.22)           (1.33)

Net realized gain on sale of investments           (0.15)              0.39            (0.38)             1.55

Net realized gain on collection of notes             0.04              0.14              0.26             0.66

Equity in earnings of affiliate                      0.44            (0.10)              0.46           (0.15)

Change in unrealized appreciation on
assets                                             (0.75)            (0.36)              0.40           (1.23)
                                           ---------------   --------------   ----------------  --------------

Increase in net assets from operations
before distributions                               (0.61)            (0.07)            (0.04)             0.13

Capital share transactions

Distributions from realized gain on
securities                                           0.00            (1.05)              0.00           (1.05)
                                           ---------------   --------------   ----------------  --------------

Net Increase (decrease) in net asset value         (0.61)            (1.12)            (0.04)           (0.92)

Net asset value

Beginning of period                                  6.82              9.33              6.25             9.13
                                           ---------------   --------------   ----------------  --------------

End of period                                        6.21              8.21              6.21             8.21
                                           ===============   ==============   ================  ==============

Ratio:

Expenses to Average Assets                         -3.70%             3.52%           -13.00%           15.34%

Net Investment Income to Average Assets            -1.09%            -1.53%            -8.03%           -8.08%

   The accompanying notes are an integral part of these financial statements


                                    Page -4-

                       PLYMOUTH COMMERCIAL MORTGAGE FUND
                            Statements of Cash Flows
                                  (unaudited)

                                                         For the nine months           For the nine months
                                                         ended September 30, 1999      ended September 30, 1998
                                                         ------------------------      ------------------------
Cash flows from operating activities


Increase (decreases) in net asserts from operations
before distributions                                       $              (30,932)     $               119,027
                                                          -------------------------    ------------------------



Adjustments to reconcile increases in net assets from operations before distributions to net cash provided


       Amortization of organization costs                                (372,322)                      23,400

       Change in unrealized appreciation on
       investments                                                               -                   1,135,312

       Changes in other assets                                           (430,207)                       4,707

       Equity in loss of affiliates                                              -                     138,660

       Changes in receivables                                                    -                           -

       Changes in payables                                                   5,387                     (1,127)

       Change in dividend s payable                                              -

       Change in escrow                                                    (2,964)                    (35,869)
                                                          -------------------------    ------------------------
Net cash provided/used by operating activities                           (831,038)                   1,384,110

Cash flow from investing activities

       Purchase of securities and capital
       expenditures                                                      (135,878)                 (3,633,746)

       Sale of securities/principal collection on
       securities                                                        4,391,564                   7,616,950

       Investment in affiliate                                             111,474                      35,997
                                                          -------------------------    ------------------------
Net cash provided/used  by investing activities                          4,367,160                   4,019,201



Cash flow from financing activities

       Change in note net                                              (3,462,161)                 (5,024,842)

       Dividends paid                                                            -                   (781,896)
                                                          -------------------------    ------------------------
Net cash provided by financing activities                              (3,462,161)                 (5,806,738)


Net decrease in cash and cash equivalents                                   73,962                   (403,426)


Cash and cash equivalents at beginning of period                            86,940                     568,899
                                                          -------------------------    ------------------------

Cash and cash equivalents at end of period                                 160,902                     165,473
                                                          =========================    ========================

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

The foregoing facts do not reflect the Fund's plans for the future. Beginning in August 1999, the shareholders were presented with a proposal to convert the Fund's operations from a Delaware business trust to a Texas limited partnership. The proposal was approved by just over 90% of the Fund's shareholders, which exceeds the 85% minimum approval necessary for the plan to go forward. The only remaining contingency to proceeding with the Texas limited partnership is to close new financing with Transamerica Business Credit Corp. The Fund expects that financing to close late in November or early in December, 1999. If the limited partnership goes forward, it will not be a business development company, and the partnership will not be a reporting company.

At the time that the Transamerica financing closes, the shareholders who dissented from the Fund's contiuation as a Texas limited partnership will receive an in-kind distribution of the Fund's assets. Those shareholders have already selected the assets they will take.

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

         In establishing the fair value of a loan, the Board considers aspects about the individual loan as well as the general economy. Such factors include but are not limited to: the type of loan, whether the borrower is currently meeting the contractual terms of the obligation, the length of time that the borrower has or has not been meeting the contractual terms, the probability that the borrower will begin or stop making payments, the value of the collateral and the


                                    Page -6-
         guarantees securing the loans, the Fund's historical experience selling the type of loan being valued, various standard financial measurements, the remaining contract terms, and prevailing interest rates.

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

         D. Distributions to Shareholders - The Fund paid no dividends to shareholders in respect of its operations during the third quarter of 1999, and none were declared.

         E. Other - Principal and interest payments due on notes held by the Fund are recognized on the date received. Interest income is typically not accrued because of the impaired nature of the Fund's loan portfolio.

3.  INVESTMENT ADVISORY AGREEMENT

The Fund has an Investment Advisory Agreement (Agreement) with Greystone Advisers, Inc., a Delaware corporation, (Adviser). Initially, the Adviser was a federally registered investment adviser under the Investment Advisers Act of 1940. The Securities Markets Improvements Act of 1996, however, altered the requirements for federal investment adviser registration. To maintain its federal registration, the Adviser would have needed to have at least $25,000,000.00 in assets under management. Accordingly, as of July 8, 1997, the Adviser was required by law to, and did, withdraw


                                    Page -7-
its federal registration. Further, upon consultation with Texas securities counsel, the Adviser determined that it was not required to have a Texas investment adviser registration.

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

Under the agreement, the Fund pays to the Adviser, on the 15th day of each month: (a) a fee calculated at an effective annual rate of 5.94% of the Fund's invested assets as of the end of the previous month; and (b) a fee calculated at an effective annual rate of 0.48% of the Fund's cash and short-term investments as of the end of the previous month. For purposes of calculating the fee to be paid on a monthly basis, "invested assets" means the asset value as determined by the Board as of the end of the previous fiscal quarter minus cash, short-term investments, intangible assets, and the amount of collections applied to the carrying value of the loan portfolio since the end of the previous quarter, plus the cost of loans purchased and capitalized advances to protect portfolio investments or underlying collateral since the end of the previous quarter.


                                    Page -8-

4.  INVESTMENTS

The Fund invests primarily in impaired loans of companies that qualify as "eligible portfolio companies" as defined in Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (6). These loans are carried on the Statement of Assets and Liabilities as of September 30,1999, at fair value, as determined in good faith by the Fund's Board of Trustees.

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

5.  INDEBTEDNESS

During the period to which this report relates, the Fund had a term loan with Comerica Bank--Texas, N.A. that is secured by a first lien on all of the Fund's assets. As of September 30,1999, the amount of $986,634 remained outstanding under the loan.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF LIQUIDITY, CAPITAL RESOURCES, AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

As of September 30, 1999, Plymouth has $5,730,676 in net assets and owed $986,634 on its term loan..

Plymouth's liquidity consists of its capital not invested in loans plus any amounts it might be able to borrow. Plymouth's original capital is long since invested so borrowings would be its only available source of liquidity. During the last quarter, however, Plymouth no longer had a credit line, only a term loan. Thus, borrowing offered Plymouth no source of liquidity. There are no material, unused sources of liquidity.

As with recent previous quarters, Plymouth's credit limitations prevented it from making any new purchases in the third quarter. As with recent previous quarters, the inability to purchase new loans not only suppressed income in the quarter but also will likely have adverse effects in later quarters. Lack of purchases in prior quarters was a part of the reason for lack of income in this quarter.

During the third quarter, the ratio required by the Comerica loan agreement between Plymouth's net income and its interest expense was out of compliance. Although the lender demanded that the breach be corrected, the non-compliance was waived when a renewal is entered into as discussed below.

Plymouth entered into a term loan that extended the maturity date of the debt to November 15, 1999. Under the terms of the loan, Plymouth receives 30% of cash receipts for operating expense and the remainder goes to Comerica to be applied to the debt. Management believes the debt is well secured


                                    Page -9-
by the available assets, but the arrangement leaves Plymouth tight on operating cash and allows no room for growth.

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

The exchange offer was presented to Plymouth's shareholders by means of a Confidential Private Exchange Offer Memorandum that was mailed out on August 10, 1999. Just over 90% of the shareholders accepted. Thus, the offer was successful and the plan of conversion to a limited partnership will go forward if management is successful in closing on the financing from Transamerica Business Credit Corp. If the financing fails, the Board of Trustees will have to decide how best to proceed. The most likely occurrence remains a bulk-sale of Plymouth's assets followed by a dissolution. If the financing closes, the new entity will be Plymouth Commercial Mortgage, Ltd.

Plymouth is not able to repay the indebtedness to Comerica on the November 15, 1999 due date. Based on telephone conversations with Comerica representatives, Plymouth believes that Comerica will give it time to close on the Transamerica financing so that Comerica can be paid off in that way. If Comerica does not provide Plymouth with that latitude, although the debt is well collateralized, Plymouth will be unable to repay the debt and will have to review its options to prevent foreclosure.

Results of Operations

         Nine Months Ending 9/30/99

During the nine month period Plymouth has been trying to convert to a limited partnership and bring on a new senior lender. Throughout the period, Plymouth had insufficient liquidity for normal operations, so it had to sell assets before they reached full value so as to keep the Comerica borrowing base in compliance. Plymouth has received the shareholder vote requisite to conversion and the only remaining contingency is the closing of the Transamerica financing. If Plymouth does not get the financing, its ability to continue is in question.

During the nine month period ending September 30,1999, Plymouth was able to purchase only one small asset for $59,000 due to the inability to borrow. Plymouth's per share value decreased from $6.25 at December 31,1998 to $6.21 at September 30,1999.


                                   Page -10-

During the nine month period ending September 30,1999 Plymouth had gross collections of $4,806,794. Those collections resulted in a realized loss of over $833,000. The loss arose from slow collections and two assets having been written off creating a loss of $476,000. The per share value did not drop significantly, because the losses had been expected and had been previously accounted for in Plymouth's estimates of fair market value. The assets remaining in Plymouth's portfolio are those left over from prior purchases that Plymouth has had the most difficulty in resolving. If Plymouth continues to be unable to purchase new assets, it will not remain financially viable.

Expenses for the period were consistent with the level of assets under management. However, legal expense has been higher due to the fact the assets remaining in the portfolio are tougher to resolve. All potential losses management foresees are reflected in the financial statements in the unrealized and undistributed accounts on the balance sheet.

         Comparable Period Nine Months Ending 09/30/98

During the nine month period ending September 30,1998, Plymouth purchased 24 additional loans with a cost of $3,551,543 and a total outstanding principal balance of $5,378,285. Plymouth's per share value decreased to $8.21 from $9.13 at December 31, 1997. The decrease was principally due to a $1.05 per share dividend declared year to date for 1998. The aggregate dividends declared year to date from realized income is $967,709. The per share value has also been reduced by undistributed unrealized losses.

During the nine month period ending September 30,1998, Plymouth had gross collections of $10,236,782. Plymouth's collections resulted in a net increase in net assets from operations, before changes in unrealized appreciation on investments and equity in earnings of affiliates, of $1,393,000 for the nine month period ending September 30, 1998. The GAAP net increase in assets for the nine month period was $119,027 after a change in unrealized appreciation of ($1,273,972). The number is negative because gain was moved from unrealized to realized as a result of settlements and sales of loans.

         Three Month period ending September 30,1999 and Comparable Period Ending September 30,1998.

During the three month period ending September 30,1999, Plymouth had gross collections of $2,526,707. Those collections resulted in a realized loss of $272,615. Once again this was a result of the assets being resolved having lower income margins and operating expenses too high for the assets under management.



                                   Page -11-

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

As to hardware, Plymouth relies upon Greystone's computer system. Both the file server and the work stations are Pentium class machines. Greystone obtained a software program that tested


                                   Page -12-
machines for Y2K compliance. Several of Greystone's personal computers did not pass the test, and they have been replaced.

As to software, Greystone's server is a personal computer running a Windows NT based network. Each work station is an independent personal computer using Windows 95 as an operating system. Depending on the versions, neither Windows NT nor Windows 95 can be relied upon to be Y2K compliant. Greystone has updated its operating system and principal application programs to versions that are Y2K compliant.

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

PART II - OTHER INFORMATION

Item 1:  LEGAL PROCEEDINGS

         None.

Item 2:  CHANGES IN SECURITIES

         None.

Item 3:  DEFAULTS UPON SENIOR SECURITIES

         Plymouth's current line of credit is was extended until November 15, 1999. As of that date, there is no immediate substitute and Plymouth is not in a position to repay. Plymouth expects to close o new financing with Transamerica Business Credit Corp. in the next few weeks.

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5:  OTHER INFORMATION

         The requisite number of Plymouth's shareholders accepted the offer represented by the Confidential Private Exchange Offer Memorandum for the offer to become effective. Just under 10% in interest rejected the offer and, if the conversion into a limited partnership proceeds, will receive an in-kind distribution of assets. The conversion to a limited partnership is still contingent on the closing of the financing from Transamerica Business Credit Corporation, which management expects to happen later in November.



                                   Page -13-

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

-----------

1(1) Incorporated herein by reference from the registrant's initial registration statement on Form 10 (File No. 0-21443), as filed with the commission on January 15, 1997.

(2) Incorporated herein by reference from amendment #1 to the registrant's initial registration statement on Form 10 (File no. 0-21443), as filed with the commission on January 15, 1997.

(3) Incorporated herein by reference from the registrant's Form 10-Q filed with the Commission for the period ending March 31, 1998 on or about May 14, 1998.

(4) Incorporated herein by reference from the registrant's Form 10-Q filed with the Commission for the period ending June 30, 1997 on or about August 14, 1997.

         REPORTS ON FORM 8-K- None.


                                    Page -14-

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PLYMOUTH COMMERCIAL MORTGAGE FUND

                                 /s/ Robert R. Swendson
November 15, 1999
                                 ---------------------------------------
                                 Robert R. Swendson, President and Chief
                                 Executive Officer

                                 /s/ Patrick J. Panzarella
November 15, 1999
                                 ----------------------------------------------
                                 Patrick J. Panzarella, Chief Financial Officer (Principal Financial Officer)



----------------
    Commission for the period ending June 30, 1997 on or about August 14, 1997.

                                   Page -15-